Form 10-Q
period 2020-09-30
GOLDENWELL BIOTECH, INC.
filed 2021-02-23
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 333-236561

GOLDENWELL BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2896086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Goldenwell Biotech, Inc.

50 West Liberty Street, Suite 880
Reno, Nevada 89501

(Address of principal executive offices, zip code)

(440) 666-7999

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 19, 2021, there were 88,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by Shuang Liu, the Company’s Chief Executive Officer, a director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC

BALANCE SHEET

(Un-Audited)

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
ASSETS

CURRENT ASSETS
Cash	$250,544	$246,593
	250,544	246,593

TOTAL ASSETS	$250,544	$246,593

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Related-Party Loan	$-	$-
Accrued expenses	$-	$-
Total current liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,	-	-
80,000,000 issued and outstanding at September 30, 2020 and December 31, 2019	8,000	8,000
Additional paid-in capital	248,504	248,504
Stock subscription recievable	(300)	(7,600)
Retained earnings	(5,660)	(2,311)
Total stockholders' equity	250,544	246,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$250,544	$246,593

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Un-Audited)

	Nine Months Ended September 30		Three Months Ended September 30
	2020	2019	2020	2019

REVENUE	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	3,388	2,000	884	2,000

Total operating expenses	3,388	2,000	884	2,000

Net loss before income taxes	(3,388)	(2,000)	(884)	(2,000)

Income tax provision	-	-	-	-
Interest income	39	12	5	12
Interest expense	-	-	-	-
Amortization of debt discount	-	-	-	-
Fair value adjustment on derivative liability	-	-	-	-

Total other income (expense)	39	12	5	12

NET LOSS	$(3,349)	$(1,988)	$(879)	$(1,988)

Earning per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	80,000,000	28,121,781	80,000,000	28,121,781

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31

(Un-Audited)

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at August 20, 2019	-	-	-		-	-

Shares issued to founders	41,000,000	4,100	36,900			41,000

Shares issued for cash $0.001 stock price	33,848,500	3,385	52,604	(7,400)		48,589

Shares issued for cash $0.01 stock price	2,651,500	265	26,250	(200)		26,315

Shares issued for cash $0.03 stock price	1,100,000	110	32,890	-		33,000

Shares issued for cash $0.05 stock price	1,200,000	120	59,880	-		60,000

Shares issued for cash $0.2 stock price	200,000	20	39,980	-		40,000

Net loss for the period	-	-	-	-	(2,311)	(2,311)

Balance - December 31, 2019	80,000,000	$8,000	$248,504	$(7,600)	$(2,311)	$246,593

Stock Subscription Received		-		7,300		7,300

Net loss for the period	-	-	-	-	(2,329)	(2,329)

Balance - March 31, 2020	80,000,000	$8,000	$248,504	$(300)	$(4,640)	$251,564

Net loss for the period	-	-	-	-	(141)	(141)

Balance - June 30, 2020	80,000,000	$8,000	$248,504	$(300)	$(4,781)	$251,422

Net loss for the period	-	-	-	-	(879)	(879)

Balance - September 30, 2020	80,000,000	$8,000	$248,504	$(300)	$(5,660)	$250,544

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

(Un-Audited)

	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:

Net Loss	$(3,349)	$-

Adjustments to reconcile net loss to net cash
used in operating activities:	-	-

Changed in operating liabilities
Loan from Director	-	-
Accrued expenses	-	-

Net Cash used in Operating Activities	(3,349)	-

Cash flows from Financing Activities:

Proceeds from issuance of common stock	-	-
Additional paid-in capital	-	-
Stock subscription recievable	7,300	-
Net Cash provided by Financing Activities	7,300	-

Net change in cash	3,951	-
Cash at beginning of period	246,593	-
Cash at end of period	$250,544	$-

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC NOTES TO FINANCIAL STATEMENTS September 30, 2020 Un-Audited

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

The results for the three months ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30 and December 31, 2020 and also were available at January 6, 2021 for the related periods presented.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of December 31, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $5,660 for the period from inception to September 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for three month ended September 2020 and 2019 to the Company’s effective tax rate is as follows:

	Nine Month Ended September 30
	2020	2019
Income tax benefit at statutory rate	$(703)	(418)
Change in valuation allowance	703	418
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2020 and 2019 are as follows:

	September 30	September 30
	2020	2019
Net operating loss carry forward	$1,189	485
Valuation allowance	(1,189)	(485)
Net deferred tax assets	-	-

The Company has approximately $5,660 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 300,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On August 20, 2019 the Company issued 41,000,000 shares of common stock to its founders for a subscription amount of $41,000. As of December 31, 2019, the subscription amount of $41,000 has been paid.

On August 20, 2019, the Company issued 39,000,000 shares of common stock for a subscription amount of $209,204. As of June 30, 2020, $208,904 of the subscription has been paid with the remaining $300 of the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

On December 1, 2020, the company issued 11,500,000 shares of common stock at par value $0.001 and $0.01 per share, the subscription has been paid $79,000.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued, January 6th, 2021, total outstanding shares as is 91,500,000,the company issued 11,500,000 shares of common stock at par value $0.001 and $0.01 per share, the subscription has been paid $79,000. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2019 audited financial statements and related notes included in the Company’s Form S-1, as amended (File No. 333-236561; the “Form S-1”), as filed with the Securities and Exchange Commission on November 2, 2020. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on August 20, 2019, and established a fiscal year end of December 31.

Going Concern

To date the Company has little operations no revenues, and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form S-1, and have sales of our products. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. On August 20, 2019 the Company sold 41,000,000 shares of common stock to its founders for a subscription amount of $41,000. On August 20, 2019, the Company sold 39,000,000 shares of common stock for a subscription amount of $215,504.

We have no outstanding loans.

The Company plans to raise additional funds through its present equity offering under the Form S-1. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

Basic Earnings (loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Chinese Renminbi or Australian Dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss).

Fair Value of Financial Instruments

The carrying amount of cash and current liabilities approximates fair value due to the short maturity of these instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Start-Up expenses

As a start-up company, the costs associated with start-up activities are expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PLAN OF OPERATION

We are an early stage corporation and have not generated any revenues from our nutraceutical and dietary supplements business during the nine months ended September 30, 2020.

Our plan of operation for the 12 months following the offering the subject of this prospectus is to locate a suitable location in the United States in which to construct production facilities for our products, design and construct the facilities for such a location and sell our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2021, from its cash of $250,544. As of September 30, 2020, we had a working capital balance of $250,544.

RESULTS OF OPERATIONS

The Three- and Nine-Month Periods Ended September 30, 2020 and 2019.

We recorded no revenues for the three and nine months ended September 30, 2020 and 2019.

For the three-month periods ended September 30, 2020 and 2019, we incurred total operating expenses of $884 and $3,388, respectively, consisting solely of general and administrative expenses.

By contrast, for the nine-month periods ended September 30, 2020 and 2019, we incurred total operating expenses of $3,388 and $2,000, respectively, consisting solely of general and administrative expenses.

For the three-month periods ended September 30, 2020 and 2019, we incurred a net losses of $3,349 and $1,988, respectively. For the nine-month periods ended September 30, 2020 and 2019, we incurred a net losses of $887 and $1,988, respectively.

Liquidity and Capital Resources

At September 30, 2020, we had a cash balance of $250,544 and total current liabilities of $0. Our working capital balance at September 30, 2020, was $0. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2021. We will need to raise at least $80,000 to complete our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

At September 30, 2020, our total assets were $250,544, consisting solely of cash.

At September 30, 2020, our current liabilities were $0, and stockholders’ equity was $250,544.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $3,349 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, net cash flows provided by financing activities was $7,300.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the nine months ended September 30, 2020.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Secretary (who acts as our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of our Chief Executive Officer and our Secretary, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-236561), filed with the Securities and Exchange Commission on February 21, 2020.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: February 23, 2021	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

