Form 10-K
period 2020-12-31
GOLDENWELL BIOTECH, INC.
filed 2021-07-23
CIK 1800373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File No. 000-56275

GOLDENWELL BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2896086
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2071 Midway Drive

Twinsburg, Ohio 44087

(Address of principal executive offices, zip code)

(440) 666-7999

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $205,593.

As of July 9, 2021, there were 96,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

GOLDENWELL BIOTECH, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property, (iii) the Company’s need for and ability to obtain additional financing, (iv) industry competition, (v) other factors over which we have little or no control; and (vi) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Goldenwell Biotech, Inc. was incorporated on August 20, 2019. Our fiscal year end is December 31, and we have no subsidiaries. Our business offices are currently located at 2071 Midway Drive, Twinsburg, Ohio 44087.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2020.

December 31, 2020
Financial Summary
Cash and Cash Equivalents	$248,569
Total Assets	248,569
Total Liabilities	-0-
Total Stockholders’ Equity (Deficit)	$248,569

Exclusive Patent License Agreements

Effective July 20, 2020, the Company entered into an Exclusive License Agreement with Australian Trefoil Health Technologies Pty Ltd (the “Australian Trefoil License Agreement”), pursuant to which the Company has licensed from Australian Trefoil the technology and packaging designs underlying the Sugar Master and DNA Repair products, and other products of the Company. The term of the Australian Trefoil License Agreement is for the term of the underlying patent and covers all territories in the world, except China, and the term expires on November 15, 2025. The Company paid consideration of $10.00 for entering into the Australian Trefoil License Agreement. Australian Trefoil Health Technologies Pty Ltd is controlled by Li Yang, a director of the Company.

Additionally, effective July 20, 2020 the Company has entered into an Exclusive License Agreement, dated July 20, 2020, with Ji Lin JZY Biotech Inc. (the “JZY Biotech License Agreement”), pursuant to which the Company has licensed from JZY BioTech the technology the Company uses in its products. The term of the JZY BioTech License Agreement is for the term of the underlying patent and covers all territories in the world, except China, and the term expires on January 11, 2025. The Company paid consideration of $10.00 for entering into the JZY Biotech License Agreement. Ji Lin JZY Biotech Inc. is controlled by Shang Liu, our President and Chief Executive Officer and a director of the Company.

Status of Production

Each of our 5 products discussed below have been completed the following stages:

•	We have concluded our initial marketing analysis, including an analysis of our competition and development of marketing strategies.

•

We have concluded our research and development, including making a raw materials selection, making products formulations, concluding lab testing, and concluding quality assurance and quality control studies.

•	We have concluded the parts of production, including the production process, producing technology optimization, selection equipment for production; selecting sources of raw materials supplies.

Material hurdles remain until we can sell the products commercially. First, we must construct manufacturing facilities, which includes locating a site, installing a workshop and setting up equipment. No special equipment needs to be engineered or produced. All needed equipment is presently available from existing manufacturers. Second, our workforce will need to be trained, however, no specialized education or experience is needed by labor we intend to hire.

Goldenwell Products

Category I Polypeptide Freeze-dried Powder

1. JI MAI—Bovine Cardiac Vascular Active Peptide

Figure 1 – packaging design for Ji Mai Cardiac Vascular Active Peptide

The vascular endothelial cells exist vascular wall of bovine have a complex enzyme system, which can synthesize and secrete a variety of bioactive substances, as well as tissue fibrinogen and prostacyclin, endothelin (which has a strong vasoconstrictive effect, also known as endothelium contraction factor), and vascular skin cell relaxation factor which has vasodilated effect.

Bovine cardiac vascular active peptide is a protein peptide of vascular homology (amino acid type and its sequence) which made from healthy and fresh bovine cardiac vascular tissues as raw materials. It is made in a closed environment at low temperature using medical freeze-dried equipment and is processed through biological enzymolysis, enzyme digestion, separation, purification, ultrafiltration and other extraction process to structural polypeptide in a freeze-dried powder form. The molecular weight of the product is optimized via bioengineering for easy absorption by humans. There is no pigment, preservatives and other artificial additives in the product, and is suitable for all kinds of physical conditions of people to use.

Biocompatibility (amino acid sequence and structure convergence of peptides) refers to the good matching degree between basic protein peptides and host cells and tissues. Whether it is the skeleton of new tissue before being absorbed, or it is absorbed and assimilated into the host to become a part of the host, it has good compatibility with the matrix of similar tissue, and becomes a part of the normal physiological function of cells and tissues.

2. Double Proline AG – 3D Active Collagen Peptide

DPAG - Drinkable Cosmetics

Figure 2 - packaging design for 3D Active Collagen Peptide

There is a substance in human body called cathepsin K, which is slowly degrading collagen content of tissue while ageing. It will result that active collagen is gradually reduced and lost. The appearance of the body is the loss of elasticity, relaxation and relaxation of the body. The interior of the body is the decrease of the cell quantity and the collapse of the tissue.

Sea cucumber, deer tendon, eel, fish maw, donkey skin all have significant common characteristics – gelatinous consistencies, which contains higher proline, hydroxyproline, arginine and glycine. In mammals, ox tendon has the highest content of collagen.

80% of the human skin made by collagen; the molecular weight of collagen in glial food is 300000 daltons. The molecular size of the gliadin food is too large, it is very difficult for human digestive enzymes to decompose it, and its digestion and absorption rate is very limited.

By using healthy and fresh bovine or ox tendon as raw materials, our DPAG product is made in a closed environment at low temperature using medical freeze-dried equipment and was processed through biological enzymolysis, enzyme digestion, separation, purification, ultrafiltration and other extraction process to structural polypeptide in a freeze-dried powder form. The molecular weight of the product is 1920da and is optimized via the bioengineering technical for easy absorption by humans. There is no pigment, preservatives and other artificial additives in the product.

Our DPAG product is designed to be an easily absorbed bioactive collagen.

3. Cartilage Peptide -- Type II collagen peptide

Figure 3 - packaging design for Cartilage Peptide -- Type II collagen peptide

In recent years, there are many collagen (peptide) products on the market, but they are basically raw materials for collagen production. Most of them come from fish skin and other raw materials.

Type II collagen peptide is prepared from Bovine or Pig Cartilage bones by hot water extraction, and then it is enzymolyzed by neutral protease, protamex, acidic protease and pepsin, through purification, ultrafiltration and other extraction process to structural polypeptide in a freeze-dried powder form peptide with molecular weight of 8000 daltons.

It mainly composed of type II collagen peptide from cartilage and bone; it has a higher content of bio calcium with collagen peptides acting as a dietary supplement.

Category II Solid Tablets Products

Figure 4 - packaging design for Se Plus

Se Plus utilizes the stabilizing properties of the 21st amino acids and strong antioxidants as its primary makeup.

Ingredients:

•	L-Se-Methylselenocysteine (MSC)

•	High Selenium Yeast

L-Se-Methylselenocysteine (MSC) is a naturally occurring organoselenium compound found in many plants, including garlic, onions, and broccoli, with potential antioxidant and chemopreventive activities. Se-Methyl-seleno-L-cysteine (MSC) is an amino acid analogue of cysteine in which a methylselenium moiety replaces the sulphur atom of cysteine. This agent acts as an antioxidant when incorporated into glutathione peroxidase and has been shown to exhibit potent chemopreventive activity in animal models.

Se Plus Target Audience:

•	Middle-aged and elderly individuals.

•	Individuals exposed to excessive pollution, such as atmospheric, food, or water pollution.

•	Individuals who are selenium deficient due to various reasons.

2. Sugar Master

Figure 5 - packaging design for Sugar Master

Our Sugar Master product is made utilizing low temperature extraction techniques to maximize the harvest of bio-actives of plant matter, which is optimized by our processing formula to ensure the best absorption as a dietary supplement.

Main Active Ingredients Include:

•	Natural herbal polypeptides, extracted using cryogenic techniques to ensure molecular activity;

•	Concentrated and purified natural plant extracts; and

•	High efficiency organic selenium complex.

Two major components of bitter melon, namely charantin and momordicoside, may be destroyed during the process of extraction if high temperatures are used (60 C for 24 hours by heat drying). These components should therefore be extracted safely at low temperatures (5 C for 24 hours by freeze-drying or lyophilization).

COMPETITION AND COMPETITIVE STRATEGY

We expect that we will compete for members with traditional, offline consumer resources, and with online providers of consumer ratings, reviews and referrals on the basis of a number of factors, including breadth of our service provider listings, reliability of our content, breadth, depth and timeliness of information and strength and recognition of our brand.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own any patents.

Pursuant to a Cooperation Agreement, dated February 1, 2016, by and between Gagfare Limited, a Hong Kong corporation and wholly owned subsidiary of the Company, and JJ Explorer Tours Limited, a Hong Kong corporation (“JJ Explorer”), controlled by Shuang Liu, JJ Explorer develops and maintains website and mobile application platforms the Company uses in the operation of its business in exchange for 50% of the net earnings the Company earns through its Gagfare website and mobile application platforms for a term of five years.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals required for any of our services or products. We do not believe that we are subject to any government regulations relating to the ownership and licensing of our intellectual property.

Employees

As of the date hereof, we have 3 non-employee officers, who operate our company.

Description of Properties

Our executive offices are located at 2071 Midway Drive, Twinsburg, Ohio 44087, and our telephone number is (440) 666-7999. We are party to a Lease Agreement, dated January 8, 2021, pursuant to which we rent office and warehouse facilities at 2071 Midway Drive Twinsburg, Ohio 44087. We pay $1,949 per month for rent, and the term of the lease is three years.We do not own any real estate or other physical properties.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at 2071 Midway Drive, Twinsburg, Ohio 44087. We believe that this space is adequate for our present operations. [insert Lease Agreement terms and conditions]

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not listed or quoted on any market or exchange. We intend to have our common stock be quoted on the OTC Markets.

To qualify for quotation on the OTC Markets, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Markets our securities will trade on the OTC Markets until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Capital Market. We may not now and it may never qualify for quotation on the OTC Markets or be accepted for listing of our securities on an exchange.

Holders

As of June 19, 2021, there were 96,000,000 shares of common stock issued and outstanding held by approximately 87 stockholders of record.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or
•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.00 million, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in the State of Nevada on July 1, 1999, and established a fiscal year end of December 31.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in this Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. On August 20, 2019 the Company sold 41,000,000 shares of common stock to its founders for a subscription amount of $41,000. On August 20, 2019, the Company sold 39,000,000 shares of common stock for a subscription amount of $215,504.

We have no outstanding loans.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We are an early stage corporation and have not generated any revenues from our nutraceutical and dietary supplements business during the twelve months ended December 31, 2020.

Our plan of operation for the 12 months following the offering the subject of this prospectus is to locate a suitable location in the United States in which to construct production facilities for our products, design and construct the facilities for such a location and sell our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2021, from its cash of $248,569. As of December 31, 2020, we had a working capital balance of $248,569.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2020 and 2019

As of December 31, 2020, we suffered from a working capital balance of $248,569. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Revenues	$-0-	$-0-
Cost of revenue	-0-	-0-
Gross profit	-0-	-0-
Total operating expenses	6,368	2,601
Other income	44	290
Loss before income taxes	(6,368)	(2,311)
Income tax expense	-	-
Net loss	(6,324)	(2,311)

Revenue. We did not generate any revenues for the years ended December 31, 2020 and 2019.

Cost of Revenue. We did not have any cost of revenue for the years ended December 31, 2020 and 2019.

Gross Profit. We did not have a gross profit for the years ended December 31, 2020 and 2019.

General and Administrative Expenses (“G&A”). We incurred general and administrative expenses of $6,398 and $2,601 for the years ended December 31, 2020 and 2019, respectively. The increase in G&A is primarily attributable to auditing fees and stock transfer costs.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2020 and 2019 were $0.

Net Loss. During the year ended December 31, 2020, we incurred a net loss of $6,324, as compared to $2,311 for the same period ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $248,569, accounts receivable of $0, and deposits, prepayments and other receivables of $0.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2020	2019
Net cash provided used in operating activities	$(6,324)	$(2,311)
Net cash provided by investing activities	$0	$0
Net cash provided by financing activities	8,300	248,904

Net Cash Used In Operating Activities.

For the year ended December 31, 2020, net cash used in operating activities was $6,324, which consisted primarily of payments for general and administrative expenses.

For the year ended December 31, 2019, net cash used in operating activities was $2,311, which consisted primarily of payments for general and administrative expenses.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the year ended December 31, 2020, there is no net cash provided by investing activities.

For the year ended December 31, 2019, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2020, net cash provided by financing activities was $8,300 consisting primarily of proceeds from issuances of common stock.

For the year ended December 31, 2019, net cash provided by financing activities was $248,904, consisting primarily of proceeds from issuances of common stock.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

COVID-19

We continue to evaluate the impact of the COVID-19 pandemic on the industry and our Company and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position and results of our operations, the specific impact is not readily determinable as of the date of this filing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

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

Subsequent Events

None through date of this filing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Goldenwell Biotech, Inc.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Goldenwell Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Goldenwell Biotech, Inc. as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the year ended December 31, 2020 and from the period from August 20, 2019 (inception) through December 31, 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from August 23, 2019 (inception) through December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note #3 to the financial statements, the Company has incurred losses each year from inception through December 31, 2020 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

• We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2020.

Seattle, Washington

June 2, 2021

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Audited)

	DECEMBER 31, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS
Cash	$248,569	$246,593
Intangible assets, net	-	-
TOTAL ASSETS	$248,569	$246,593

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Related-Party Loan	$-	$-
Accrued expenses	$-	$-
Total current liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,	-	-
80,000,000 issued and outstanding at December 31, 2019	9,150	8,000
91,500,000 issued and outstanding at December 31, 2020
Additional paid-in capital	326,354	248,504
Stock Subscription Receivable	$(78,300)	$(7,600)
Retained earnings	(8,635)	(2,311)
Total stockholders' equity	248,569	246,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$248,569	$246,593

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Audited)

	For the year ended on December 31
	2020	2019

REVENUE

COST OF REVENUES

GROSS PROFIT

OPERATING EXPENSES
General and administrative	6,368	2,601

Total operating expenses	6,368	2,601

Net loss before income taxes	(6,368)	(2,601)

Income tax provision	-	-
Other income	$44	$290
Interest expense	-	-
Amortization of debt discount	-	-
Fair value adjustment on derivative liability	-	-

Total other income (expense)	-	-

NET LOSS	$(6,324)	$(2,311)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	80,958,333	76,190,576

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(Audited)

	For the year Ended on December 31
	2020	2019
Cash Flows from Operating Activities:

Net Loss	$(6,324)	$(2,311)

Adjustments to reconcile net loss to net cash used in operating activities:	-	-

Changed in operating liabilities
Loan from Director	-	-
Accrued expenses	-	-

Net Cash used in Operating Activities	(6,324)	(2,311)

Cash flows from Financing Activities:

Proceeds from issuance of common stock	8,300	248,904
Net Cash provided by Financing Activities	8,300	248,904

Net change in cash	1,976	246,593
Cash at beginning of period	246,593	-
Cash at end of period	$248,569	$246,593

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31
(Audited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at August 20, 2019	-	-	-		-	-

Shares issued to founders	41,000,000	4,100	36,900	(7,400)		33,600
						-
Shares issued for cash	39,000,000	3,900	211,604	(200)		215,304
						-
Net loss for the period	-	-	-		(2,311)	(2,311)
						-
Balance -December 31, 2019	80,000,000	$8,000	$248,504	$(7,600)	$(2,311)	$246,593

Cash receipt from stock subscription receivable				8,300

Shares issued for cash $0.001 stock price	4,000,000	400	3,600	(4,000)		-
		-				-
Shares issued for cash $0.01 stock price	7,500,000	750	74,250	(75,000)		-
						-
Net loss for the period					(6,324)	(6,324)
						-
Balance -December 31, 2020	91,500,000	$9,150	$326,354	$(78,300)	$(8,635)	$248,569

The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $6,324 for the year ended on December 31, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended December 31, 2020 to the Company’s effective tax rate is as follows:

	For the year ended December 31
	2020	2019
Income tax benefit at statutory rate	$(1,328)	(485)
Change in valuation allowance	1,328	485
Income tax expense	—	----

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 4 - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2020 is as follows:

	December 31	December 31
	2020	2019
Net operating loss carry forward	$1,813	485
Valuation allowance	(1,813)	(485)
Net deferred tax assets	—	—

The Company has approximately $8,635 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On August 20, 2019, the Company issued 39,000,000 shares of common stock for a subscription amount of $209,204. As of December 31, 2019, $207,904 of the subscription has been paid with the remaining $7,600 of the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

On December 1, 2020, the Company issued 11,500,000 shares of common stock for a subscription amount of $79,000. As of December 31, 2020, $1,000 of the subscription has been paid with the remaining $78,000 of the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. On January 11th, 2021, the company issued 2,400,000 shares common stock, and the subscription amount of $11,400 has been paid. The company also issued 500,000 shares common stock as non-cash bonus. On February, 22, 2021, the company issued 1,600,000 shares of common stock, and the subscription amount of $80,000 has been paid.

The Company signed a three-year lease with M&M Highland Road Properties to rent the office space, starting from January 15, 2021.

On March 25, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction.

Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our President, who acts as our principal executive officer, and our Secretary, who acts as our principal financial officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our President and our Secretary, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our management concluded that as of December 31, 2020 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our President, who acts as both our principal executive officer and principal financial officer, performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this assessment, our management, including our President and our Secretary, concluded that our internal control over financial reporting was not effective as of December 31, 2020, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Shuang Liu	58	President, Chief Executive Officer, and Director
Hua Xie	50	Secretary, and Director
Li Yang	51	Treasurer, and Director

Shuang Liu

President and Chief Executive Officer, and director

Shuang Liu has served as our President and Chief Executive Officer, and a director, since August 20, 2019. Mr. Liu is our principal accounting officer and principal financial officer. Since December 2012, Mr. Shuang has been the Chairman of the Board of Jilin Jinziyuan Biotech Co., Ltd., a nutraceutical and dietary supplements company, located in China. Between 2013 and 2015, Mr. Shuang attended Jilin University, in China, where he majored in economic law. Mr. Liu’s entrepreneurial desire evidenced by his ideas which led to the establishment of our business, and his experience in developing the products we market and sell, led to our conclusion that he should be serving as a member of our Board of Directors in light of our business and structure.

Hua Xie

Secretary and Director

Hua Xie has served as our Secretary and a director since August 20, 2019. Ms. Hua is a co-founder and has served as Chief Operating Officer of MegaGrow Electronics Inc, a grow light products company located in Hudson, Ohio. From 2014 until 2018, Ms. Hua owned and operated Zx International LLC, located in Ohio, which exported aluminum and other scrap to China. From 2006 until 2014, Ms. Hua was a Senior Financial Reporting Analyst Dealer Tire LLC, in Cleveland, Ohio, where she performed analysis and generated monthly management reports on margin, expenses, balance sheets, key indicators, gross profit trends that were distributed to CFO, partners and directors of the company. From 2000 until 2006, Ms. Hua was a compliance analyst in the Retirement Plan Services division at Charles Schwab Corp., in Richfield, Ohio., where she, among other things, completed and reviewed Schwab plan compliance testing and reporting for qualified plans, which included ADP/ACP discrimination testing, coverage testing, and top heavy testing. Ms. Hua holds a B.S. in Accounting from the University of Maryland, in College Park, Maryland, and holds a M.S. in Software Engineering from the University of Akron, in Akron, Ohio. Ms. Hua’s experience in finance and accounting led to our conclusion that she should be serving as a member of our Board of Directors in light of our business and structure.

Li Yang

Treasurer and Director

Li Yang has served as our Treasurer and a director since August 20, 2019. Since 2017, Mr. Yang has served as Chief Executive Officer of Australian Trefoil Health and Technologies Pty. Ltd., a company located in Australia. From 2011 until 2015, Mr. Yang was the Research Co-ordinator of the Mental Health and Drug Alcohol Service, Northern Sydney Local Health District, Australia. From 2007 until 2010, Mr. Yang was a Product Development Manager of Henan Sino-American Biotechnology Company, located in China, where he performed marketing research and analysis for biotechnology products, product promotional planning and sales forecasting, and participated in establishing marketing strategies and sale networks. From 2004 until 2006, Mr. Yang was a Lecturer of Biotechnology Zhengzhou Pasturage Engineering College, located in Henan Province, China. From 2001 to 2004, Mr. Yang was a Research Officer of Northcote Neuroscience Laboratory, at ANZAC Research Institute, Concord Hospital Sydney, Australia. From 1998 until 2000, Mr. Yang was a Research and Development Officer at Australian Genetics and Chemical Technological Pty. Ltd.. in Australia. In January 1996, Mr. Yang obtained his Master degree of Biotechnology in University of NSW, in Sydney, Australia. In July 1992, Mr Yang obtained his Bachelor of Medicine degree at the Xi’an Medical University, in Xi’an, China. Mr. Yang’s experience in health and health-related research led to our conclusion that he should be serving as a member of our Board of Directors in light of our business and structure.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

Director Independence

Our board of directors is currently composed of three members, none of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Significant Employees and Consultants

As of December 31, 2020, the Company has no significant employees. The Company is managed by our three officers and directors.

Audit Committee and Conflicts of Interest

Since we do not have an audit, compensation or governance and nominating committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Family Relationships

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Stockholder Communications With the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Employment Agreements

We have no employment agreements with any of our directors.

Indemnification Agreements

We have no indemnification agreements with our officers, directors or any other person.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Shuang Liu (1)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

Hua Xie (2)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

Li Yang (3)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

___________

(1) Appointed President and Chief Executive Officer, and served as director since August 20, 2019.

(2) Appointed Secretary and director on August 20, 2019.

(3) Appointed Treasurer and director on August 20, 2019.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2020.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2020.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2020.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Shuang Liu (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Hua Xie (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Li Yang (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1) Appointed President and Chief Executive Officer, and served as director since August 20, 2019.

(2) Appointed Secretary and director on August 20, 2019.

(3) Appointed Treasurer and director on August 20, 2019.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Shuang Liu (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hua Xie (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
LiYang (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1) Appointed President and Chief Executive Officer, and served as director since August 20, 2019.

(2) Appointed Secretary and director on August 20, 2019.

(3) Appointed Treasurer and director on August 20, 2019.

We currently do not pay any compensation to our directors for serving on our board of directors.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

Leung Tin Leung David receives no compensation solely in his capacity as a director of the Company. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 19, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 96,000,000 shares of our common stock issued and outstanding as June 19, 2021. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Shuang Liu (3)	41,000,000	42.7%
Common Stock	Hua Xie	2,000,000	2.0%
Common Stock	Li Yang	10,000,000	10.4%
Common Stock	James Wang	7,000,000	7.2%
All directors and executive officers as a group (1 person)		60,000,000	62.3%

______________

(1)	Calculated based on 96,000,000 shares of common stock issued and outstanding on March 19, 2020.
(2)

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1303, 13/F, Technology Plaza, Twinsburg, Ohio 44087, North Point, Hong Kong.

(3)	Appointed President, Secretary, Treasurer and a director on May 27, 2020.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Effective July 20, 2020, the Company entered into an Exclusive License Agreement with Australian Trefoil Health Technologies Pty Ltd (the “Australian Trefoil License Agreement”), pursuant to which the Company has licensed from Australian Trefoil the technology and packaging designs underlying the Sugar Master and DNA Repair products, and other products of the Company. The term of the Australian Trefoil License Agreement is for the term of the underlying patent and covers all territories in the world, except China, and the term expires on November 15, 2025. The Company paid consideration of $10.00 for entering into the Australian Trefoil License Agreement. Australian Trefoil Health Technologies Pty Ltd is controlled by Li Yang, a director of the Company.

Effective July 20, 2020 the Company has entered into an Exclusive License Agreement, dated July 20, 2020, with Ji Lin JZY Biotech Inc. (the “JZY Biotech License Agreement”), pursuant to which the Company has licensed from JZY BioTech the technology the Company uses in its products. The term of the JZY BioTech License Agreement is for the term of the underlying patent and covers all territories in the world, except China, and the term expires on January 11, 2025. The Company paid consideration of $10.00 for entering into the JZY Biotech License Agreement. Ji Lin JZY Biotech Inc. is controlled by Shang Liu, our President and Chief Executive Officer and a director of the Company.

On December 1, 2020, we offered and sold 1,000,000 shares of common stock to Hua Xie, our Secretary, at a purchase price of $0.001 per share, for an aggregate purchase price of $1,000. The offering of the 300,000 shares was made pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”). Ms. Hua is a “accredited investor” by virtue of being an officer of the Company.

Director Independence

Our board of directors is currently composed of three members, none of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Our board of directors has not separately designated and standing committees. Accordingly, the duties customarily performed by an audit committee, compensation committee, and governance and nominating committee are performed by our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2020 and 2019, the total fees charged to the company for audit services, including quarterly reviews were $4,500 and $0, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Lease Agreement, dated January 8, 2021, by and between Highland Road Properties, an Ohio limited liability company, and Goldenwell BioTech, Inc., a Nevada corporation.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-236561), filed with the Securities and Exchange Commission on February 21, 2020.

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: July 23, 2021	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: July 23, 2021	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shuang Liu and Hua Xie, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Goldenwell, Biotech, Inc. for the fiscal year ended December 31, 2020, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: July 23, 2021	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer, President, and Director (principal executive officer) (principal executive officer)

Date: July 23, 2021	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary and Director (principal financial officer and principal accounting officer)

Date: July 23, 2021	By:	/s/ Yang Li
	Name:	Yang Li
	Title:	Treasurer and Director

