Form 10-Q
period 2021-03-31
GOLDENWELL BIOTECH, INC.
filed 2021-08-05
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

___________________________________________________________

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

As of July 26, 2021, there were 96,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

	Quarter ended on March 31, 2021	Year ended on December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$268,494	$248,569
Inventory deposit (related party transaction)	$103,125

NONCURRENT ASSETS
Right of Use Assets	$63,561
TOTAL ASSETS	$435,179	$248,569

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Lease Liability	$17,069	$0
Related-Party Loan		$0
Accrued expenses	$0	$0
Total current liabilities	$0	$0
LONG-TERM LIABILITIES
Lease Liability	$45,517
TOTAL LIABILITIES	$62,586	$0

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,	$0	$0
91,500,000 issued and outstanding at December 31, 2020	$9,600	$9,150
96,000,000 issued and outstanding at March 31, 2021
Additional paid-in capital	$417,804	$326,354
Stock Subscription Receivable	$0	$(78,300)
Retained earnings	$(54,810)	$(8,635)
Total stockholders' equity	$372,593	$248,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$435,179	$248,569

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarter ended on March 31, 2021	For the Quarter ended on March 31, 2020

REVENUE

COST OF REVENUES

GROSS PROFIT

OPERATING EXPENSES
General and administrative	46,851	2,359

Total operating expenses	46,851	2,359

Net loss before income taxes	(46,851)	(2,359)

Income tax provision
Other Income and Expenses
Other income	750	29
Interest expense
Amortization of debt discount
Fair value adjustment on derivative liability

Total other income (expense)

NET LOSS	(46,101)	(2,329)

Earning per share - basic and diluted	0.00	0.00

Weighted average number of shares outstanding - basic and diluted	91,322,222	80,000,000

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

 STATEMENT OF CASH FLOWS

(unaudited)

	For the Quarter ended on March 31 2021	For the Quarter ended on March 31, 2020
Cash Flows from Operating Activities:

Net Loss	$(46,101)	$(2,329)

Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in operating assets
Increase in inventory deposit	$(103,125)
Increase in right of use asset	$(63,561)
Changed in operating liabilities
Loan from Director	-	-
Accrued expenses	-	-
Lease liability	62,586
Net Cash used in Operating Activities	(150,200)	(2,329)

Cash flows from Financing Activities:

Proceeds from issuance of common stock	91,900	-
Additional paid-capital	-	-
Stock subscription receivable	78,225	7,300
Net Cash provided by Financing Activities	170,125	7,300

Net change in cash	19,925	4,971
Cash at beginning of period	248,569	246,593
Cash at end of period	$268,494	$251,564

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31
(Unaudited)

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31, 2019	80,000,000	8,000	248,504	(7,600)	(2,311)	$246,593

Cash receipt from stock subscription receivable				7,300		7,300

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(2,329)	(2,329)
						-
Balance -March 31, 2020	80,000,000	8,000	248,504	(300)	(4,640)	$251,564

Cash receipt from stock subscription receivable				1,000		1,000
						-
Shares issued for cash $0.001 stock price	4,000,000	400	3,600	(4,000)		-
		-	-			-
Shares issued for cash $0.01 stock price	7,500,000	750	74,250	(75,000)		-
						-
Net loss for the period					(3,995)	(3,995)
						-
Balance -December 31, 2020	91,500,000	9,150	326,354	(78,300)	(8,635)	248,570

Cash receipt from stock subscription receivable				78,300

Shares issued for cash $0.001 stock price	1,400,000	140	1,260			1,400
			-			-
Shares issued for cash $0.01 stock price	1,000,000	100	9,900			10,000
			-			-
Shares issued for cash $0.05 stock price	1,600,000	160	79,840
			-
Shares issued without cash	500,000	50	450

Net loss for the period					(46,101)	(46,101)
Correction of the 2019 mistake					(75)
Balance - March 31, 2021	96,000,000	9,600	417,804	-	(54,810)	372,594

The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from product sales since inception and sustained an accumulated net loss of $54,736 from its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Preparation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

The results for the three months ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2021 and for the related periods presented.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 4 – LEASE ACCOUNTING

Effective January 15, 2021, the Company entered into a 3-year lease for corporate office which requires 36 monthly payments of $1,949.25, payable at the beginning of each monthly rental period. The lease is classified as an operating lease as the lease does not transfer ownership of the underlying asset at the end of the lease term, there is no purchase option, the lease terms is not for the major part of the remaining economic life of the asset, and the present value of future lease payments does not exceed substantially all of the fair value of the underlying asset. Accordingly, at commencement, the Company recognized a right of use asset and a lease liability based upon the present value of lease payments not yet paid, discounted using the discount rate for the lease at lease commencement.

The company classifies the right-of-use asset as non-current for the entire lease term. The company classifies the portion of the liability due within one year or the operating cycle, whichever is longer, with current liability, and the rest with noncurrent liability.

The interest rate implicit in the lease is not readily determinable and management estimated its incremental borrowing rate to be 2% by referencing the information from the current lending market and the costs of borrowing disclosed by some guideline public companies.

For the three months ended March 31, 2021, lease expense of $4,873 was recognized within G&A expense in the statement of operations. Undiscounted cash flows on an annual basis related to this lease is as follows:

2021 - $17,543

2022 - $23,391

2023 - $23,391

NOTE 5 – RELATED PARTY TRANSACTION

On March 25, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction.

NOTE 6 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for three month ended March 2021 to the Company’s effective tax rate is as follows:

	For the quarter ended on March 31, 2021	For the year ended on 12/31/2020
Income tax benefit at statutory rate	$(9,681)	(1,328)
Change in valuation allowance	9,681	1,328
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2021 is as follows:

	For the quarter ended on March 31, 2021	For the year ended on 12/31/2020
Net operating loss carry forward	$11,495	1,813
Valuation allowance	(11,495)	(1,813)
Net deferred tax assets	—	—

The Company has approximately $54,736 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On January 11, 2021, the Company issued 2,900,000 shares of common stock for a subscription amount of $24,000. The Company also issued 500,000 shares of common stock for noncash bonus. On February 22, 2021, the Company issued 1,600,000 shares of common stock for a subscription amount of $80,000. As of March 31, 2021, $169,300 of the subscription has been paid. There is no remaining balance of the stock subscription receivable on the accompanying financial statements.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2020 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56275; the “Form 10-K”), as filed with the Securities and Exchange Commission on July 23, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on August 20, 2019, and established a fiscal year end of December 31.

Going Concern

To date the Company has little operations no revenues, and consequently has incurred recurring losses from operations. No revenues are anticipated until we and have sales of our products. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2021, from its cash of $268,494. As of December 31, 2020, we had a working capital balance of $372,593.

RESULTS OF OPERATIONS

The Three-Month Periods Ended March 31, 2021 and 2020.

We recorded no revenues for the three months ended March 31, 2021 and 2020.

For the three-month periods ended March 31, 2021 and 2020, we incurred total operating expenses of $46,851 and $2,359, respectively, consisting solely of general and administrative expenses.

For the three-month periods ended March 31, 2021 and 2020, we incurred a net losses of $46,101 and $2,329, respectively.

Liquidity and Capital Resources

At March 31, 2021, we had a cash balance of $268,494 and total current liabilities of $0. Our working capital balance at March 31, 2021, was $0. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2021. We will need to raise at least $100,000 to expand our operations and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

At March 31, 2021, our total assets were $435,179, consisting of cash of $268,494, an inventory deposit (related party transaction) $103,125, and a right of use assets of $63,561.

At March 31, 2021, our current liabilities were $0, total liabilities were $62,586 and stockholders’ equity was $372,593.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $150,200 and $2,329 for the three months ended March 31, 2021 and 2020, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $170,125 and $7,300, for the three months ended March 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2021.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

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

_________________

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

GOLDENWELL BIOTECH, INC.

Date: August 5, 2021	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: August 5, 2021	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

