Form 10-Q/A
period 2020-09-30
GOLDENWELL BIOTECH, INC.
filed 2021-10-29
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒    No ☐

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Commission File Number 333-23651) (the “September 30, 2020 Quarterly Report”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on February 23, 2021. This Amendment No. 1 on Form 10-Q is being filed solely for the purpose of checking “yes” next to the sentence “Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):” on the facing sheet to indicate that the registrant was a shell company as of September 30, 2020. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as otherwise expressly noted herein there have been no changes in any of the financial or other disclosure information contained in the September 30, 2020 Quarterly Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after February 23, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the September 30, 2020 Quarterly Report and the registrant’s other filings with the SEC.

ITEM 6. EXHIBITS.

(a)Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: October 29, 2021	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

3