Form 10-Q
period 2021-06-30
GOLDENWELL BIOTECH, INC.
filed 2021-12-02
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of November 22, 2021, there were 96,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, climate change, pandemics, political changes, the exercise of the control over us by Shuang Liu, the Company’s Chief Executive Officer, a director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2021	December 31, 2020

CURRENT ASSETS
Cash	245,435	248,569
Inventory (related party transaction)	205,725

NONCURRENT ASSETS
Right of Use Assets	58,016
TOTAL ASSETS	509,176	248,569

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	103,125
Lease Liability	22,816
Related-Party Loan
Accrued expenses	0
Total current liabilities	125,941
LONG-TERM LIABILITIES
Lease Liability	34,225
TOTAL LIABILITIES	160,166	0

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,	0	0
91,500,000 issued and outstanding at December 31, 2020	9,600	9,150
96,000,000 issued and outstanding at June 30, 2021
Additional paid-in capital	417,804	326,354
Stock Subscription Receivable	0	(78,300)
Retained earnings	(78,394)	(8,635)
Total stockholders' equity	349,010	248,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	509,176	248,569

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended on		Six Months Ended on
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

REVENUE
Sales	1,106		1,106
COST OF REVENUES	(525)		(525)

GROSS PROFIT	581		581

OPERATING EXPENSES
General and administrative	(24,429)	(146)	(71,280)	(2,505)

Total operating expenses	(24,429)	(146)	(71,280)	(2,505)

Net loss before income taxes	(23,848)	(146)	(70,699)	(2,505)

Income tax provision			0
Other Income and Expenses
Other income	264	5	1,014	34
Interest expense			0
Amortization of debt discount			0
Fair value adjustment on derivative liability			0

Total other income (expense)			0

NET LOSS	(23,584)	(141)	(69,685)	(2,471)

Earning per share - basic and diluted	(0)			(0)

Weighted average number of shares outstanding - basic and diluted	91,322,222	80,000,000	91,322,222	80,000,000

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED June 30, 2021
(Unaudited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - March 31, 2020	80,000,000	8,000	248,504	(300)	(4,640)	$251,564

Cash receipt from stock subscription receivable				1,000		1,000
						-
Shares issued for cash $0.001 stock price	4,000,000	400	3,600	(4,000)		-
		-	-			-
Shares issued for cash $0.01 stock price	7,500,000	750	74,250	(75,000)		-
						-
Net loss for the period					(3,995)	(3,995)

Balance - December 31, 2020	91,500,000	9,150	326,354	(78,300)	(8,635)	248,570
Cash receipt from stock subscription receivable				78,300

Shares issued for cash $0.001 stock price	1,400,000	140	1,260			1,400
			-			-
Shares issued for cash $0.01 stock price	1,000,000	100	9,900			10,000
			-			-
Shares issued for cash $0.05 stock price	1,600,000	160	79,840
			-
Shares issued without cash	500,000	50	450

Net loss for the period					(46,101)	(46,101)
Correction of the 2019 mistake					(75)
Balance - March 31, 2021	96,000,000	9,600	417,804	-	(54,811)	372,594

Cash receipt from stock subscription receivable				-		7,300

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(23,584)	(23,584)

Balance - June 30, 2021	96,000,000	9,600	417,804	0	(78,394)	349,010

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Six Months Ended on June 30
	2021	2020
Cash Flows from Operating Activities:

Net Loss	(69,685)	(2,471)
	0
Adjustments to reconcile net loss to net cash	0
used in operating activities:	0	0
Changes in operating assets	0
Decrease in inventory deposit	0
Increase in inventory	(205,725)
Decrease in right of use asset	(58,016)
Changed in operating liabilities	0
Increase in Accounts Payable	103,125
Loan from Director	0
Accrued expenses	0
Lease liability	57,041
Net Cash used in Operating Activities	(173,259)	(2,471)
	0
	0
Cash flows from Financing Activities:	0
	0
Proceeds from issuance of common stock	91,900
Additional paid-capital	0	0
Stock subscription receivable	78,225	7,300
Net Cash provided by Financing Activities	0	7,300
	0
Net change in cash	(3,134)	4,829
Cash at beginning of period	248,569	246,593
Cash at end of period	245,435	251,422

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained an accumulated net loss of $78,395 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

The results for the three months ended June 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2021 and for the related periods presented.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 4 - LEASE ACCOUNTING

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

For the three months ended June 30, 2021, lease expense of $5,848 was recognized within G&A expense in the statement of operations. Undiscounted cash flows on an annual basis related to this lease is as follows:

2021 - $10,259

2022 - $23,391

2023 - $23,391

NOTE 5 - RELATED PARTY TRANSACTION

On March 25, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of June 30, 2021 to the Company’s effective tax rate is as follows:

	For the six months ended on June 30
	2021	2020
Income tax benefit at statutory rate	$(14,634)	(519)
Change in valuation allowance	14,634	519
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2021 is as follows:

	June 30, 2021	June 30, 2020
Net operating loss carry forward	$16,463	1,004
Valuation allowance	(16,463)	(1,004)
Net deferred tax assets	—	—

The Company has approximately $78,395of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 300,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On August 20, 2019 the Company issued 41,000,000shares of common stock to its founders for a subscription amount of $41,000. As of December 31, 2019, the subscription amount of $41,000 has been paid. On August 20, 2019, the Company issued 39,000,000 shares of common stock for a subscription amount of $209,204.

On December 1, 2020, the Company issued 11,500,000 shares of common stock for a subscription amount of $79,000.

On January 11, 2021, the Company issued 2,900,000 shares of common stock for a subscription amount of $24,000. The Company also issued 50,000 shares of common stock for noncash bonus. On February 22, 2021, the Company issued 1,600,000 shares of common stock for a subscription amount of $80,000. As of March 31, 2021, $169,300 of the subscription has been paid. There is no remaining balance of the stock subscription receivable on the accompanying financial statements.

NOTE 8 - SUBSEQUENT EVENTS

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

We have an outstanding related-party loan of $17,069.

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

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2021, from its cash of $245,435. As of June 30, 2021, we had a working capital balance of $325,218.

RESULTS OF OPERATIONS

The Three- and Six-Month Periods Ended June 30, 2021 and 2020.

For the three and six months ended June 30, 2021 and 2020, respectively, we recorded revenues of $1,106 and $0, respectively.

For the three-month periods ended June 30, 2021 and 2020, we incurred total operating expenses of $24,429 and $146, respectively, consisting solely of general and administrative expenses.

For the six-month periods ended June 30, 2021 and 2020, we incurred total operating expenses of $71,280 and $2,505, respectively, consisting solely of general and administrative expenses.

For the three-month periods ended June 30, 2021 and 2020, we incurred a net losses of $23,584 and $141, respectively.

Liquidity and Capital Resources

At June 30, 2021, we had a cash balance of $245,435 and total current liabilities of $125,941. Our working capital balance at June 30, 2021, was $325,218. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2021. We will need to raise at least $100,000 to expand our operations and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

At June 30, 2021, our total assets were $509,176, consisting of cash of $245,435, an inventory deposit (related party transaction) $205,725, and a right of use assets of $58,176.

At June 30, 2021, our current liabilities were $125,941, total liabilities were $160,166 and stockholders’ equity was $509,176.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $173,259 and $2,471 for the six months ended June 30, 2021 and 2020, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $7,300, for the six months ended June 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended June 30, 2021.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (who acts as our principal executive officer) and our Secretary (who acts as our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________________

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-236561), filed with the Securities and Exchange Commission on February 21, 2020.

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

GOLDENWELL BIOTECH, INC.

Date: December 2, 2021	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: December 2, 2021	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

