Form 10-Q
period 2021-09-30
GOLDENWELL BIOTECH, INC.
filed 2022-01-03
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of December 28, 2021, there were 96,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC.
BALANCE SHEET
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	232,929	248,569
Inventory (related party transaction)	200,475

NONCURRENT ASSETS
Right of Use Assets	52,443
TOTAL ASSETS	485,847	248,569

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	103,125	0
Lease Liability	22,875	0
Related-Party Loan
Accrued expenses
Total current liabilities	126,000	0
LONG-TERM LIABILITIES
Lease Liability	28,594
TOTAL LIABILITIES	154,594	0

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,	9,600	9,150
91,500,000 issued and outstanding at December 31, 2020
96,000,000 issued and outstanding at September 30, 2021
Additional paid-in capital	417,804	326,354
Stock Subscription Receivable	0	(78,300)
Retained earnings	(96,150)	(8,635)
Total stockholders' equity	331,254	248,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	485,847	248,569

 The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended on		Three Months Ended on
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

REVENUE
Sales	12,166	0	11,060	0
COST OF REVENUES	5,775		5,250

GROSS PROFIT	6,391		5,810

OPERATING EXPENSES
General and administrative	95,104	3,388	23,824	884

Total operating expenses	95,104	3,388	23,824	884

Net loss before income taxes	(88,713)	(3,388)	(18,014)	(884)

Income tax provision
Other Income and Expenses
Other income	1,272	39	258	5
Interest expense
Amortization of debt discount
Fair value adjustment on derivative liability

Total other income (expense)		39		5

NET LOSS	(87,441)	(3,349)	(17,756)	(879)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	91,322,222	80,000,000	91,322,222	80,000,000

 The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED September 30, 2021
(Unaudited)
			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance -Sep 30, 2020	80,000,000	8,000	248,504	(300)	(5,660)	$250,544

Cash receipt from stock subscription receivable				1,000		1,000

Shares issued for cash $0.001 stock price	4,000,000	400	3,600	(4,000)		-
						-
Shares issued for cash $0.01 stock price	7,500,000	750	74,250	(75,000)		-

Net loss for the period					(2,975)	(2,975)
						-
Balance -December 31, 2020	91,500,000	9,150	326,354	(78,300)	(8,635)	248,569
Cash receipt from stock subscription receivable				78,300		78,300

Shares issued for cash $0.001 stock price	1,400,000	140	1,260			1,400

Shares issued for cash $0.01 stock price	1,000,000	100	9,900			10,000

Shares issued for cash $0.05 stock price	1,600,000	160	79,840			80,000

Shares issued without cash	500,000	50	450			500

Net loss for the period					(46,101)	(46,101)
Correction of the 2019 mistake					(75)	(75)
Balance -March 31, 2021	96,000,000	9,600	417,804		(54,811)	372,594

Cash receipt from stock subscription receivable				-		-

Shares issued for cash $0.001 stock price	-	-	-			-

Shares issued for cash $0.01 stock price	-	-	-			-

Net loss for the period					(23,584)	(23,584)

Balance - June 30, 2021	96,000,000	9,600	417,804		(78,395)	349,010

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-

Shares issued for cash $0.01 stock price	-	-	-			-

Net loss for the period					(17,756)	(17,756)
Balance - September 30, 2021	96,000,000	9,600	417,804		(96,150)	331,254

 The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC.
STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months Ended on September 30
	2021	2020
Cash Flows from Operating Activities:

Net Loss	(87,441)	(3,349)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Decrease in inventory deposit	0
Increase in inventory	(200,475)
Increase in right of use asset	(52,443)
Changed in operating liabilities
Increase in Accounts Payable	103,125
Loan from Director	0
Accrued expenses	0
Lease liability	51,469
Net Cash used in Operating Activities	(185,765)	(3,349)

Cash flows from Financing Activities:

Proceeds from issuance of common stock	91,900	7,300
Additional paid-capital	0
Stock subscription receivable	78,225
Net Cash provided by Financing Activities	170,125	7,300

Net change in cash	(15,640)	3,951
Cash at beginning of period	248,569	246,593
Cash at end of period	232,929	250,544

 The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained an accumulated net loss of $96,150 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

The results for the three months ended September 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2021 and for the related periods presented.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

For the three months ended September 30, 2021, lease expense of $5,848 was recognized within G&A expense in the statement of operations. Undiscounted cash flows on an annual basis related to this lease is as follows:

2021 - $5,130

2022 - $23,391

2023 - $23,391

NOTE 5 - RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of September 30, 2021 to the Company’s effective tax rate is as follows:

	For the nine months ended on September 30
	2021	2020
Income tax benefit at statutory rate	$(18,363)	(703)
Change in valuation allowance	18,363	703
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2021 is as follows:

	September 30, 2021	September 30, 2020
Net operating loss carry forward	$20,192	1,189
Valuation allowance	(20,192)	(1,189)
Net deferred tax assets	—	—

The Company has approximately $96,150 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

On January 11, 2021, the Company issued 2,400,000 shares of common stock for a subscription amount of $11,400. The Company also issued 500,000 shares of common stock for noncash bonus. On February 22, 2021, the Company issued 1,600,000 shares of common stock for a subscription amount of $80,000. As of March 31, 2021, $169,700 of the subscription has been paid. There is no remaining balance of the stock subscription receivable on the accompanying financial statements.

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

Going Concern

To date the Company has little operations, little in the way of revenues, and consequently has incurred recurring losses from operations. No revenues are anticipated until we and have sales of our products. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. On August 20, 2019 the Company sold 41,000,000 shares of common stock to its founders for a subscription amount of $41,000. On August 20, 2019, the Company sold 39,000,000 shares of common stock for a subscription amount of $215,504.

On March 31, company current lease liability is $17,069.

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

Our plan of operation for the 12 months following the offering the subject of this prospectus is to build out or manufacturing location in Ohio and increase sales from our existing products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2021, from its cash of $232,929. As of September 30, 2021, we had a working capital balance of $307,404.

RESULTS OF OPERATIONS

The Three- and Nine-Month Periods Ended September 30, 2021 and 2020.

For the nine months ended on September 30, 2021 and 2020, respectively, we recorded revenues of $12,166 and 0, and for the three months periods ended on September 30, 2021 and 2020, respectively we recorded revenues of $11,060, and 0.

For the three-month periods ended September 30, 2021 and 2020, we incurred total operating expenses of $23,824 and $884, respectively, consisting solely of general and administrative expenses.

For the nine-month periods ended September 30, 2021 and 2020, we incurred total operating expenses of $95,104 and $3,388, respectively, consisting solely of general and administrative expenses.

For the three-month periods ended September 30, 2021 and 2020, we incurred a net losses of $18,014 and $844, respectively.

For the nine-month periods ended September 30, 2021 and 2020, we incurred a net losses of $88,713 and $3,388, respectively.

Liquidity and Capital Resources

At September 30, 2021, we had a cash balance of $232,929 and total current liabilities of $126,000. Our working capital balance at September 30, 2021, was $307,404. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2021. We will need to raise at least $100,000 to expand our operations and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

At September 30, 2021, our total assets were $485,847, consisting of cash of $232,929, an inventory deposit (related party transaction) $200,475, and a right of use assets of $52,443.

At September 30, 2021, our current liabilities were $126,000, total liabilities were $154,594 and stockholders’ equity was $331,253.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $185,765 and $3,349 for the nine months ended September 30, 2021 and 2020, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $170,125 and $7,300, for the nine months ended September 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended September 30, 2021.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

_______________

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

GOLDENWELL BIOTECH, INC.

Date: January 3, 2022	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: January 3, 2022	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

