Form 10-K
period 2021-12-31
GOLDENWELL BIOTECH, INC.
filed 2022-04-01
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $43,000.

As of March 30, 2022, there were 96,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2021.

December 31, 2021
Financial Summary
Cash and Cash Equivalents	$213,556
Total Assets	213,556
Total Liabilities	-0-
Total Stockholders’ Equity (Deficit)	$213,556

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

Description of Properties

Our executive offices are located at 2071 Midway Drive, Twinsburg, Ohio 44087, and our telephone number is (440) 666-7999. We do not own any real estate or other physical properties.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at 2071 Midway Drive, Twinsburg, Ohio 44087. We believe that this space is adequate for our present operations.  We are party to a Lease Agreement, dated January 8, 2021, pursuant to which we rent office and warehouse facilities at 2071 Midway Drive Twinsburg, Ohio 44087. We pay $1,949 per month for rent, and the term of the lease is three years.  We do not own any real estate or other physical properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “GWLL”.  As of March 30, 2021, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 87 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2021.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2021.

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

PLAN OF OPERATION

We are an early stage corporation and have not generated any revenues from our nutraceutical and dietary supplements business during the twelve months ended December 31, 2021.

Our plan of operation for the 12 months following the filing of this Annual Report on Form 10-K is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2021, from its cash of $213,556. As of December 31, 2021, we had a working capital balance of $253,000.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2021 and 2020

As of December 31, 2021, we suffered from a working capital balance of $253,000. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Revenues	$15,967	$-0-
Cost of revenue	7,579	-0-
Gross profit	8,388	-0-
Total operating expenses	126,655	6,368
Other income	1,286	44
Loss before income taxes	(118,267)	(6,368)
Income tax expense	-	-
Net loss	(116,981)	(6,324)

Revenue. We did not generated revenues of $15,967 and $0 for the years ended December 31, 2021 and 2020, respectively.

Cost of Revenue. Our cost of revenue was $7,579 and $0 for the years ended December 31, 2021 and 2020, respectively.

Gross Profit. We generated gross profits of $8,388 and $0 for the years ended December 31, 2021 and 2020, respectively.

General and Administrative Expenses (“G&A”). We incurred general and administrative expenses of $126,655 and $6,368 for the years ended December 31, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the increase of cost of goods sold, lease expense and salary expense.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2021 and 2020 were $0.

Net Loss. During the year ended December 31, 2021, we incurred a net loss of 116,981, as compared to $6,324 for the same period ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $213,556, and no accounts receivable deposits, prepayments or other receivables.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2021	2020
Net cash provided used in operating activities	$(205,139)	$(6,324)
Net cash provided by investing activities	$0	$0
Net cash provided by financing activities	170,125	8,300

Net Cash Used In Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $205,139, which consisted primarily of payments for general and administrative expenses.

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

For the year ended December 31, 2021, there is no net cash provided by investing activities.

For the year ended December 31, 2020, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2021, net cash provided by financing activities was $170,125, consisting primarily of proceeds from the issuance of common stock.

For the year ended December 31, 2020, net cash provided by financing activities was $8,300, consisting primarily of proceeds from the issuance of common stock.

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

ITEM 8. FINANCIAL STATEMENTS

Goldenwell Biotech, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Goldenwell Biotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Goldenwell Biotech Inc. (the "Company") as of December 31, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

March 31, 2022

GOLDENWELL BIOTECH INC

BALANCE SHEET

	December 31 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash	213,556	248,569
Inventory (related party transaction)	198,671

NONCURRENT ASSETS
Right of Use Assets	48,753
TOTAL ASSETS	460,979	248,569

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	111,488	0
Lease Liability	47,779	0
Related-Party Loan
Accrued expenses
Total current liabilities	159,266	0
LONG-TERM LIABILITIES
Lease Liability	0
TOTAL LIABILITIES	159,266	0

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 91,500,000 issued and outstanding at December 31, 2020 96,000,000 issued and outstanding at December 31, 2021	9,600	9,150
Additional paid-in capital	417,804	326,354
Stock Subscription Receivable	0	(78,300)
Retained earnings	(125,690)	(8,635)
Total stockholders' equity	301,713	248,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	460,979	248,569

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

	Twelve Months
	Ended on
	December 31, 2021	December 31, 2020

REVENUE
Sales	15,967	0
COST OF REVENUES	7,579

GROSS PROFIT	8,388

OPERATING EXPENSES
General and administrative	126,655	6,368

Total operating expenses	126,655	6,368

Net loss before income taxes	(118,267)	(6,368

Income tax provision
Other Income and Expenses
Other income	1,286	44
Interest expense
Amortization of debt discount
Fair value adjustment on derivative liability

Total other income (expense)	1,286	44

NET LOSS	(116,981)	(6,324

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	91,322,222	80,000,000

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

	For the Twelve Months Ended on December 31
	2021	2020
Cash Flows from Operating Activities:

Net Loss	(116,981)	(6,324)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Decrease in inventory deposit	0
Increase in inventory	(198,671)
Increase in right of use asset	(48,753)
Changed in operating liabilities
Increase in Accounts Payable	111,488
Loan from Director
Accrued expenses
Lease liability	47,779
Net Cash used in Operating Activities	(205,139)	(6,324)

Cash flows from Financing Activities:	0
Proceeds from issuance of common stock	91,900	8,300
Additional paid-capital	0
Stock subscription receivable	78,225
Net Cash provided by Financing Activities	170,125	8,300

Net change in cash	(35,014)	1,976
Cash at beginning of period	248,569	246,593
Cash at end of period	213,556	248,569

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE QUARTER ENDED December 31, 2021

	Common Stock		Additional Paid-In	Subscription Receivable	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total
Balance -December 31, 2020	91,500,000	9,150	326,354	(78,300)	(8,635)	$248,569
Cash receipt from stock subscription receivable				78,300		78,300

Shares issued for cash $0.001 stock price	1,400,000	140	1,260			1,400
			-			-
Shares issued for cash $0.01 stock price	1,000,000	100	9,900			10,000
			-			-
Shares issued for cash $0.05 stock price	1,600,000	160	79,840			80,000
			-
Shares issued without cash	500,000	50	450			500

Net loss for the period					(46,101)	(46,101)
Correction of the 2019 mistake					(75)	(75)
Balance -March 31, 2021	96,000,000	9,600	417,804	-	(54,811)	372,594

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(23,584)	(23,584)

Balance - June 30, 2021	96,000,000	9,600	417,804		(78,395)	349,010

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(17,756)	(17,756)
Balance - September 30, 2021	96,000,000	9,600	417,804		(96,151)	331,254

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(29,541)	(29,541)
Balance - December 31, 2021	96,000,000	9,600	417,804		(125,690)	301,713

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

 NOTES TO FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $125,690 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of December 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

For the year ended December 31, 2021, lease expense of $20,467 was recognized within G&A expense in the statement of operations. Undiscounted cash flows on an annual basis related to this lease is as follows:

2022 - $23,890

2023 - $23,890

NOTE 5 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction.

NOTE 6 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of December 31, 2021 to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Income tax benefit at statutory rate	$(24,566)	(1,328)
Change in valuation allowance	24,566	1,328
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2021 is as follows:

	December 31 2021	December 31, 2020
Net operating loss carry forward	$25,894	1,813
Valuation allowance	(25,894)	(1,813)
Net deferred tax assets	—	—

The Company has approximately $125,690 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

On January 11, 2021, the Company issued 2,400,000 shares of common stock for a subscription amount of $11,400. The Company also issued 50000 shares of common stock for noncash bonus. On February 22, 2021, the Company issued 1,600,000 shares of common stock for a subscription amount of $80,000. There is no remaining balance of the stock subscription receivable on the accompanying financial statements.

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

Our management, including our President and our Secretary, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our management concluded that as of December 31, 2021 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Based on the results of this assessment, our management, including our President and our Secretary, concluded that our internal control over financial reporting was not effective as of December 31, 2021, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Significant Employees and Consultants

As of December 31, 2021, the Company has no significant employees.  The Company is managed by our three officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Shuang Liu (1)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Hua Xie (2)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Li Yang (3)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

___________

(1) Appointed President and Chief Executive Officer, and served as director since August 20, 2019.

(2) Appointed Secretary and director on August 20, 2019.

(3) Appointed Treasurer and director on August 20, 2019.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2021.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2021.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2021:

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

_____________

(1) Appointed President and Chief Executive Officer, and served as director since August 20, 2019.

(2) Appointed Secretary and director on August 20, 2019.

(3) Appointed Treasurer and director on August 20, 2019.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shuang Liu (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hua Xie (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
LiYang (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

No director receives compensation solely in his or her capacity as a director of the Company.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as disclosed below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5.0% of our outstanding common stock or their family members, that exceeded the lesser of $120,000 million or 1.0% of the average of our total assets at year-end for the last completed fiscal year.

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, a director and the Treasurer of the Company.  Mr. Li also controls Australian Trefoil Health Technologies Pty Ltd.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2021 and 2020, the total fees charged to the company for audit services, including quarterly reviews were $8,500 and $4,500, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*+

_______________

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-236561), filed with the Securities and Exchange Commission on February 21, 2020.

*Filed herewith.

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: March 31, 2022	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: March 31, 2022	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shuang Liu and Hua Xie, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Goldenwell Biotech, Inc. for the fiscal year ended December 31, 2021, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: March 31, 2022	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer, President, and Director (principal executive officer) (principal executive officer)

Date: March 31, 2022	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary and Director (principal financial officer and principal accounting officer)

Date: March 31, 2022	By:	/s/ Yang Li
	Name:	Yang Li
	Title:	Treasurer and Director

