Form 10-Q
period 2022-03-31
GOLDENWELL BIOTECH, INC.
filed 2022-05-18
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 96,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

ASSETS	March 31, 2022	December 31, 2021

CURRENT ASSETS
Cash	67,901	213,556
Inventory (related party transaction)	198,483	198,671

NONCURRENT ASSETS
Right of Use Assets	42,301	48,753
TOTAL ASSETS	308,686	460,979

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	111,488
Lease Liability	40,352	47,779
Related-Party Loan
Accrued expenses
Total current liabilities	40,352	159,266
LONG-TERM LIABILITIES
Lease Liability	0	0
TOTAL LIABILITIES	40,352	159,266

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 91,500,000 issued and outstanding at December 31, 2021 96,000,000 issued and outstanding at March 31, 2022	9,600	9,600
Additional paid-in capital	417,804	417,804
Stock Subscription Receivable	0
Retained earnings	(159,070)	(125,690)
Total stockholders' equity	268,334	301,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	308,686	460,979

 The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended on
	March 31, 2022	March 31, 2021

REVENUE
Sales	397	0
COST OF REVENUES	(188)	0

GROSS PROFIT

OPERATING EXPENSES
General and administrative	(33,596)	(46,851)

Total operating expenses	(33,596)	(46,851)

Net loss before income taxes	(33,387)	(46,851)

Income tax provision
Other Income and Expenses
Other income	7	750
Interest expense
Amortization of debt discount
Fair value adjustment on derivative liability

Total other income (expense)	7

NET LOSS	(33,380)	(46,101)

Earning per share - basic and diluted	(0.00)

Weighted average number of shares outstanding - basic and diluted	91,322,222	80,000,000

 The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED March 31, 2022
(Unaudited)

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance -March 31, 2021	96,000,000	9,600	417,804	-	(54,811)	372,594
Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(23,584)	(23,584)

Balance - June 30, 2021	96,000,000	9,600	417,804		(78,395)	349,010

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(17,756)	(17,756)
Balance - September 30, 2021	96,000,000	9,600	417,804		(96,151)	331,254

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(29,541)	(29,541)
Balance - December 31, 2021	96,000,000	9,600	417,804		(125,690)	301,713

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(33,380)	(33,380)
Balance - March 31, 2022	96,000,000	9,600	417,804		(159,070)	268,334

 The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended on March 31
	2022	2021
Cash Flows from Operating Activities:

Net Loss	(33,380)	(46,101)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets
Change in inventory deposit	0	(103,125)
Change in inventory	188
Change in right of use asset	6,452	(63,561)
Changed in operating liabilities
Change in Accounts Payable	(111,488)
Loan from Director	0
Accrued expenses	0
Change in Lease liability	(7,427)	62,586
Net Cash used in Operating Activities	(145,654)	(150,200)

Cash flows from Financing Activities:
Proceeds from issuance of common stock		91,900
Additional paid-capital
Stock subscription receivable		78,225
Net Cash provided by Financing Activities		170,125

Net change in cash	(145,654)	19,925
Cash at beginning of period	213,556	248,569
Cash at end of period	67,901	268,494

 The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $159,070 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

For the quarter ended March 31, 2022, lease expense of $6,822 was recognized within G&A expense in the statement of operations. Undiscounted cash flows on an annual basis related to this lease is as follows:

2022 - $16,462

2023 - $23,890

NOTE 5 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of March 31, 2022 to the Company’s effective tax rate is as follows:

	March 31, 2022	December 31, 2021
Income tax benefit at statutory rate	$(7,010)	(24,566)
Change in valuation allowance	7,010	24,566
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2022 is as follows:

	March 31 2022	December 31, 2021
Net operating loss carry forward	$33,405	25,894
Valuation allowance	(33,405)	(25,894)
Net deferred tax assets	—	—

The Company has approximately $159,070 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2021 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56275; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 1, 2022. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

We have an outstanding related-party loan of $__________.

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

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2022, from its cash of $67,901. As of March 31, 2022, we had a working capital balance of $268,334.

RESULTS OF OPERATIONS

The Three- Month Periods Ended March 31, 2022 and 2021.

For the three months ended March 31, 2021 and 2020, respectively, we recorded revenues of $397 and $0, respectively.

For the three-month periods ended March 31, 2022 and 2020, we incurred total operating expenses of $33,596 and $46,851, respectively, consisting solely of general and administrative expenses.

For the three-month periods ended March 31, 2022 and 2021, we incurred a net losses of $33,380 and $46,851, respectively.

Liquidity and Capital Resources

At March 31, 2022, we had a cash balance of $67,091 and total current liabilities of $40,352. Our working capital balance at March 31, 2022, was $268,334. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2022. We will need to raise at least $100,000 to expand our operations and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

At March 31, 2022, our total assets were $308,686, consisting of cash of $67,901, inventory of $198,483, and a right of use assets of $42,301.

At March 31, 2022, our current liabilities were $40,352, total liabilities were $40,352 and stockholders’ equity was $268,334.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $145,645 and $150,200 for the three months ended March 31, 2022 and 2021, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $170,125, for the three months ended March 31, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2022.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: May 18, 2022	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: May 18, 2022	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

