Form 10-Q
period 2022-06-30
GOLDENWELL BIOTECH, INC.
filed 2022-08-15
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 96,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	42,864	213,556
Inventory (related party transaction)	196,720	198,671

NONCURRENT ASSETS
Right of Use Assets	34,816	48,753
TOTAL ASSETS	274,400	460,979

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	111,488
Lease Liability	32,866	47,779
Related-Party Loan
Accrued expenses
Total current liabilities	32,866	159,266
LONG-TERM LIABILITIES
Lease Liability		0
TOTAL LIABILITIES	32,866	159,266

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 91,500,000 issued and outstanding at December 31, 2021 96,000,000 issued and outstanding at June 30, 2022	9,600	9,600
Additional paid-in capital	417,804	417,804
Stock Subscription Receivable
Retained earnings	(185,870)	(125,690)
Total stockholders' equity	241,534	301,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	274,400	460,979

 The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on		Six Months Ended on
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

REVENUE
Sales	3,713	1,106	4,110	1,106
COST OF REVENUES	(1,763)	(525)	(1,951)	(525)

GROSS PROFIT	1,951	581	2,160	581

OPERATING EXPENSES
General and administrative	(28,751)	(24,429)	(62,347)	(71,280)

Total operating expenses	(28,751)	(24,429)	(62,347)	(71,280)

Net loss before income taxes	(26,800)	(23,848)	(60,187)	(70,699)

Income tax provision
Other Income and Expenses
Other income	1	264	8	1,014
Interest expense
Amortization of debt discount
Fair value adjustment on derivative liability

Total other income (expense)	1	264	8	1,014

NET LOSS	(26,800)	(23,584)	(60,180)	(69,685)

Earning per share - basic and diluted	(0)	(0)	(0)	(0)

Weighted average number of shares outstanding - basic and diluted	91,322,222	91,322,222	91,322,222	91,322,222

 The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE QUARTER ENDED June 30, 2022

(Unaudited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - June 30, 2021	96,000,000	9,600	417,804		(78,395)	349,010

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(17,756)	(17,756)
Balance - September 30, 2021	96,000,000	9,600	417,804		(96,151)	331,254

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(29,541)	(29,541)
Balance - December 31, 2021	96,000,000	9,600	417,804		(125,690)	301,713

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(33,380)	(33,380)
Balance - March 31, 2022	96,000,000	9,600	417,804		(159,070)	268,334

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(26,800)	(26,800)
Balance - June 30, 2022	96,000,000	9,600	417,804	0	(185,870)	241,534

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)
	For the Three Months Ended on June 30		For the Six Months Ended on June 30
	2022	2021	2022	2021
Cash Flows from Operating Activities:

Net Loss	(26,800)	(46,101)	(60,180)	(69,685)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets
Change in inventory deposit		(103,125)
Change in inventory	1,763		1,951	(205,725)
Change in right of use asset	7,486	(63,561)	13,938	(58,016)
Changed in operating liabilities			(111,488)
Change in Accounts Payable				103,125
Loan from Director
Accrued expenses
Change in Lease liability	(7,486)	62,586	(14,913)	57,041
Net Cash used in Operating Activities	(25,037)	(150,201)	(170,692)	(173,259)

Cash flows from Financing Activities:
Proceeds from issuance of common stock		91,900		91,900
Additional paid-capital
Stock subscription receivable		78,225		78,225
Net Cash provided by Financing Activities	0	170,125	0	170,125

Net change in cash	(25,037)	19,924	(170,692)	(3,134)
Cash at beginning of period	67,901	248,569	213,556	248,569
Cash at end of period	42,864	268,493	42,864	245,435

The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $185,870 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of June 30, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

For the quarter ended June 30, 2022, lease expense of $7,797 was recognized within G&A expense in the statement of operations. Undiscounted cash flows on an annual basis related to this lease is as follows:

2022 - $8,976

2023 - $23,890

NOTE 5 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of June 30, 2022 to the Company’s effective tax rate is as follows:

	June 30, 2022	December 31, 2021
Income tax benefit at statutory rate	$(5,628)	(24,566)
Change in valuation allowance	5,628	24,566
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2022 is as follows:

	June 30, 2022	December 31, 2021
Net operating loss carry forward	$39,033	25,894
Valuation allowance	(39,033)	(25,894)
Net deferred tax assets	—	—

The Company has approximately $185,870 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2022, from its cash of $42,864.  As of June 30, 2022, we had a working capital balance of $241,514.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2022 and 2021

The Company recorded revenue of $3,713 and $1,106 during the three months ended June 30, 2022 and 2021, respectively. The Company recorded revenue of $4,110 and $1,106 during the six months ended June 30, 2022 and 2021, respectively.

Operating expenses for the three-month periods ended June 30, 2022 and 2021, were $28,751 and $24,429, respectively, consisting solely of general and administrative expense.

Operating expenses for the six-month periods ended June 30, 2022 and 2021, were $62,347 and $71,280, respectively, consisting solely of general and administrative expenses.

For the three-month periods ended June 30, 2022 and 2021, we had losses of $(26,800) and $(23,584).  For the six-month periods ended June 30, 2022 and 2021, we had net losses of $(60,180) and $(69,685), respectively.

Liquidity and Capital Resources

At June 30, 2022, we had a cash balance of $42,864 and total current liabilities of $32,866. Our working capital balance at June 30, 2022, was $241,534. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2022. We will need to raise at least $100,000 to expand our operations and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

At June 30, 2022, our total assets were $274,400, consisting of cash of $42,864, inventory of $196,720, and a right of use assets of $34,816.

At June 30, 2022, our current liabilities were $32,866, total liabilities were $32,866 and stockholders’ equity was $241,534.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $25,037 and $150,201 for the three months ended June 30, 2022 and 2021, respectively.  Net cash used in operations was $170,692 and $173,259 for the six months ended June 30, 2022 and 2021, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $170,125, for the three months ended June 30, 2022 and 2021, respectively.  Net cash flows provided by financing activities was also $0 and $170,125, for the six months ended June 30, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended June 30, 2022.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: August 15, 2022	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: August 15, 2022	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

