Form 10-Q
period 2022-09-30
GOLDENWELL BIOTECH, INC.
filed 2022-11-14
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 96,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

INDEX

Index		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Balance Sheet as of September 30, 2022 (unaudited) and December 31, 2021.	4

	Statement of Operations for the Three and Nine Months ended September 30, 2022 and 2021 (unaudited)	5

	Statements of Changes Stockholders’ Equity for the Three, Six and Nine Months ended September 30, 2022 and the year ended December 31, 2021 (unaudited).	6

	Statement of Cash Flows for the Three and Nine Months ended September 30, 2022 and 2021 (unaudited).	7

	Notes to Condensed Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Mine Safety Disclosures.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	17

Signatures		18

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC

BALANCE SHEET

(Unaudited)

ASSETS	Sep 30, 2022	December 31, 2021

CURRENT ASSETS
Cash	58,086	213,556
Accounts Receivable	857
Inventory (related party transaction)	176,058	198,671

NONCURRENT ASSETS
Right of Use Assets	31,075	48,753
TOTAL ASSETS	266,077	460,979

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	111,488
Lease Liability	29,126	47,779
Total current liabilities	29,126	159,266
LONG-TERM LIABILITIES
TOTAL LIABILITIES	29,126	159,266

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value, 300,000,000 shares authorized, 91,500,000 issued and outstanding at December 31, 2021 96,000,000 issued and outstanding at September 30, 2022	9,600	9,600
Additional paid-in capital	417,804	417,804
Retained earnings	(190,454)	(125,690)
Total stockholders' equity	236,950	301,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	266,077	460,979

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on		Nine Months Ended on
	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021

REVENUE
Sales	43,690	12,166	47,800	11,060
COST OF REVENUES	(20,663)	(5,775)	(22,614)	(5,250)

GROSS PROFIT	23,028	6,391	25,187	5,810

OPERATING EXPENSES
General and administrative	(27,612)	(95,104)	(89,959)	(23,824)

Total operating expenses	(27,612)	(95,104)	(89,959)	(23,824)

Operation Income	(4,584)	(88,713)	(64,772)	(18,014)

Other Income and Expenses
Other income	0	1,272	8	258
Total other income (expense)	0	1,272	8	258

Income tax provision

NET LOSS	(4,584)	(87,441)	(64,764)	(17,756)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	91,322,222	91,322,222	91,322,222	91,322,222

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended on Sep 30		For the Nine Months Ended on Sep 30
	2022	2021	2022	2021
Cash Flows from Operating Activities:

Net Loss	(4,584)	(17,756)	(64,764)	(87,441)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets
Change in Accounts Receivable	(857)		(857)
Change in inventory deposit
Change in inventory	20,663	5,250	22,614	(200,475)
Change in right of use asset	3,740	5,572	17,678	(52,443)
Changed in operating liabilities
Change in Accounts Payable			(111,488)	103,125
Loan from Director
Accrued expenses
Change in Lease liability	(3,740)	(5,572)	(18,653)	51,469
Net Cash used in Operating Activities	15,222	(12,506)	(155,470)	(185,765)

Cash flows from Financing Activities:
Proceeds from issuance of common stock				91,900
Additional paid-capital
Stock subscription receivable				78,225
Net Cash provided by Financing Activities				170,125

Net change in cash	15,222	(12,506)	(155,470)	(15,640)
Cash at beginning of period	42,864	245,435	213,556	248,569
Cash at end of period	58,086	232,929	58,086	232,929

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE QUARTER ENDED September 30, 2022

(Unaudited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - September 30, 2021	96,000,000	9,600	417,804		(96,151)	331,254

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(29,541)	(29,541)
Balance - December 31, 2021	96,000,000	9,600	417,804		(125,690)	301,713

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(33,380)	(33,380)
Balance - March 31, 2022	96,000,000	9,600	417,804		(159,070)	268,334

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(26,800)	(26,800)
Balance - June 30, 2022	96,000,000	9,600	417,804	0	(185,871)	241,533

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(4,584)	(4,584)
Balance - Sep 30, 2022	96,000,000	9,600	417,804		(190,454)	236,950

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained an accumulated net loss of $190,454 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

For the quarter ended September 30, 2022, lease expense of $3,899 was recognized within G&A expense in the statement of operations. Undiscounted cash flows on an annual basis related to this lease is as follows:

2022 - $5,236

2023 - $23,890

NOTE 5 - RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of September 30, 2022 to the Company’s effective tax rate is as follows:

	September 30, 2022	December 31, 2021
Income tax benefit at statutory rate	$(963)	(24,566)
Change in valuation allowance	963	24,566
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2022 is as follows:

	June 30, 2022	December 31, 2021
Net operating loss carry forward	$39,995	25,894
Valuation allowance	(39,995)	(25,894)
Net deferred tax assets	—	—

The Company has approximately $190,454 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2022, from its cash of $58,086. As of September 30, 2022, we had a working capital balance of $236,951.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2022 and 2021

The Company recorded revenue of $43,690 and $12,166 during the three months ended September 30, 2022 and 2021, respectively. The Company recorded revenue of $47,800 and $11,060 during the nine months ended September 30, 2022 and 2021, respectively.

Operating expenses for the three-month periods ended September 30, 2022 and 2021, were $27,612 and $95,104, respectively, consisting solely of general and administrative expense.

Operating expenses for the nine-month periods ended September 30, 2022 and 2021, were $89,959 and $23,824, respectively, consisting solely of general and administrative expenses.

For the three-month periods ended September 30, 2022 and 2021, we had losses of $(4,584) and $(87,441). For the nine-month periods ended September 30, 2022 and 2021, we had net losses of $(64,764) and $(17,756), respectively.

Liquidity and Capital Resources

At September 30, 2022, we had a cash balance of $58,086 and total current liabilities of $29,126. Our working capital balance at September 30, 2022, was $236,951. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2022. We will need to raise at least $500,000 to expand our operations and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

At September 30, 2022, our total assets were $266,077, consisting of cash of $58,086, inventory of $176,058, and accounts receivable of $857.

At September 30, 2022, our current and total liabilities were $29,126, and stockholders’ equity was $266,077.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $15,222 and $12,506 for the three months ended September 30, 2022 and 2021, respectively. Net cash used in operations was $155,470 and $185,765 for the nine months ended September 30, 2022 and 2021, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $0, for the three months ended September 30, 2022 and 2021, respectively. Net cash flows provided by financing activities was $0 and $170,125, for the nine months ended September 30, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended September 30, 2022.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

GOLDENWELL BIOTECH, INC.

Date: November 14, 2022	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: November 14, 2022	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

