Form 10-K/A
period 2021-12-31
GOLDENWELL BIOTECH, INC.
filed 2023-02-06
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

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

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2021.

December 31, 2021
Financial Summary
Cash and Cash Equivalents	$213,556
Total Assets	213,556
Total Liabilities	159,226
Total Stockholders’ Equity (Deficit)	$460,979

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

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. Substantially greater revenues are not anticipated until we complete the financing we endeavor to obtain, as described in this Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

PLAN OF OPERATION

We are an early stage corporation and have generated of only $15,967 any revenues from sales of our nutraceutical and dietary supplements business during the twelve months ended December 31, 2021.

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

Revenue. We generated revenues of $15,967 and $0 for the years ended December 31, 2021 and 2020, respectively.

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

Material hurdles remain until we can sell the products commercially. First, we must construct manufacturing facilities, which includes locating a site, installing a workshop and setting up equipment. No special equipment needs to be engineered or produced. All needed equipment is presently available from existing manufacturers. Second, our workforce will need to be trained, however, no specialized education or experience is needed by labor we intend to hire.  We estimate that we need approximately $5,000,000 to complete such activities and that it would take approximately one year to complete such activities.  Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our activities. In the absence of such financing, our business will fail.   There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue the expansion of our business.

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

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Goldenwell Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Goldenwell Biotech, Inc. as of December 31, 2020 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the year ended December 31, 2020. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
23.1	Consent of Michael Gillespie & Associates, PLLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*+

_______________

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-236561), filed with the Securities and Exchange Commission on February 21, 2020.

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

GOLDENWELL BIOTECH, INC.

Date: February 6, 2023	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: February 6, 2023	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

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

Date: February 6, 2023	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer, President, and Director (principal executive officer) (principal executive officer)

Date: February 6, 2023	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary and Director (principal financial officer and principal accounting officer)

Date: February 6, 2023	By:	/s/ Yang Li
	Name:	Yang Li
	Title:	Treasurer and Director

