Form 10-K
period 2022-12-31
GOLDENWELL BIOTECH, INC.
filed 2023-04-13
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $12,685,000.

As of April 6, 2023, there were 99,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2022.

December 31, 2022
Financial Summary
Cash and Cash Equivalents	$45,996
Total Assets	248,400
Total Liabilities	46,782
Total Stockholders’ Equity	$248,400

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “GWLL”.  As of March 27, 2023, the Company had 99,000,000 shares of common stock issued and outstanding, and we had approximately 84 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2022.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2022.

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

PLAN OF OPERATION

We are an early stage corporation and generated revenues of only $47,800 any revenues from sales of our nutraceutical and dietary supplements business during the twelve months ended December 31, 2022.

Our plan of operation for the 12 months following the filing of this Annual Report on Form 10-K is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2022, from its cash of $45,996. As of December 31, 2022, we had a working capital balance of $(786).

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2022 and 2021

As of December 31, 2022, we suffered from a working capital balance of $253,000. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Revenues	$47,800	$15,967
Cost of revenue	25,186	7,579
Gross profit	25,186	8,388
Total operating expenses	1,010,291	126,655
Other income	8	1,286
Loss before income taxes	(985,105)	(118,267)
Income tax expense	-	-
Net loss	(985,097)	(116,981)

Revenue. We generated revenues of $47,800 and $15,967 for the years ended December 31, 2022 and 2021, respectively.

Cost of Revenue. Our cost of revenue was $22,614 and $7,579 for the years ended December 31, 2022 and 2021, respectively.

Gross Profit. We generated gross profits of $25,186 and $8,388 for the years ended December 31, 2022 and 2021, respectively.

General and Administrative Expenses (“G&A”). We incurred general and administrative expenses of $1,010,291 and $126,655 for the years ended December 31, 2022 and 2021, respectively. The increase in G&A is primarily attributable to the increase of cost of goods sold, lease expense and salary expense.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2022 and 2021 were $0.

Net Loss. During the year ended December 31, 2022, we incurred a net loss of $985,097, as compared to $116,981 for the same period ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $45,996, and no accounts receivable deposits, prepayments or other receivables.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2022	2021
Net cash provided used in operating activities	$(205,139)	$(6,324)
Net cash provided by investing activities	$0	$0
Net cash provided by financing activities	170,125	8,300

Net Cash Used In Operating Activities.

For the year ended December 31, 2022, net cash used in operating activities was $1,072,560, which consisted primarily of payments for general and administrative expenses.

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

For the year ended December 31, 2022, there is no net cash provided by investing activities.

For the year ended December 31, 2020, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2022, net cash provided by financing activities was $905,000, consisting primarily of proceeds from the issuance of common stock.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldenwell Biotech Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 11, 2023

GOLDENWELL BIOTECH, INC
BALANCE SHEET
(Unaudited)

ASSETS	December 31, 2022	December 31, 2021

CURRENT ASSETS
Cash	45,996	213,556
Accounts Receivable
Inventory (related party transaction)	176,058	198,671

NONCURRENT ASSETS
Right of Use Assets	26,346	48,752
TOTAL ASSETS	248,400	460,979

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable		111,488
Lease Liability	25,372	47,779
Unearned Revenue	1,410
LONG-TERM LIABILITIES	20,000	0
TOTAL LIABILITIES	46,782	159,266

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 91,500,000 issued and outstanding at December 31, 2021 99,000,000 issued and outstanding at December 31, 2022	9,900	9,600
Additional paid-in capital	1,302,504	417,804
Retained earnings	(1,110,786)	(125,690)
Total stockholders' equity	201,618	301,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	248,400	460,979

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH, INC
STATEMENT OF OPERATIONS
(Unaudited)

	Twelve Months Ended on		Three Months Ended on
	Dec 31, 2022	Dec, 2021	Dec 31, 2022

REVENUE
Sales	47,800	15,967	0
COST OF REVENUES	(22,614)	(7,579)	0

GROSS PROFIT	25,186	8,388	0

OPERATING EXPENSES
General and administrative	(1,010,291)	(126,655)	(920,332)

Total operating expenses	(1,010,291)	(126,655)	(920,332)

Operation Income	(985,105)	(118,267)	(920,332)

Other Income and Expenses
Other income	8	1,286	0
Total other income (expense)	8	1,286	0

Income tax provision

NET LOSS	(985,097)	(116,981)	(920,332)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	91,322,222	96,433,333

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH, INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Twelve Months Ended on Dec 31
	2022	2021
Cash Flows from Operating Activities:

Net Loss	(985,097)	(116,981)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets
Change in Accounts Receivable
Change in inventory deposit
Change in inventory	22,613	(198,671)
Change in right of use asset	22,406	(48,753)
Changed in operating liabilities
Change in Accounts Payable	(111,488)	111,488
Unearned Revenue	1,410
Change in Lease liability	(22,407)	47,779
Net Cash used in Operating Activities	(1,072,560)	(205,138)

Cash flows from Financing Activities:
Proceeds from long-term loan	20,000
Proceeds from issuance of common stock	300	91,900
Additional paid-capital	884,700	0
Stock subscription receivable		78,225
Net Cash provided by Financing Activities	905,000	170,125

Net change in cash	(167,560)	(35,013)
Cash at beginning of period	213,556	248,569
Cash at end of period	45,996	213,556

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH, INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED December 31, 2022
(Unaudited)
			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2021	96,000,000	9,600	417,804		(125,690)	301,713

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(33,380)	(33,380)
Balance - March 31, 2022	96,000,000	9,600	417,804		(159,070)	268,334

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(26,800)	(26,800)
Balance - June 30, 2022	96,000,000	9,600	417,804	0	(185,871)	241,533

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(4,584)	(4,584)
Balance - Sep 30, 2022	96,000,000	9,600	417,804		(190,454)	236,950

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Shared issued for compensation expense at $0.295 stock price	3,000,000	300	884,700			885,000
Net loss for the period					(920,332)	(920,332)
Balance - December 31, 2022	99,000,000	9,900	1,302,504		(1,110,786)	201,618

 The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH, INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH, INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,110,786 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

For the quarter that ended December 31, 2022, lease expense of $4,873 was recognized within G&A expense in the statement of operations. Undiscounted cash flows on an annual basis related to this lease is as follows:

2023 - $25,372

NOTE 5 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of December 31, 2022 to the Company’s effective tax rate is as follows:

	December 31, 2022	December 31, 2021
Income tax benefit at statutory rate	$(206,870)	(24,566)
Change in valuation allowance	206,870	24,566
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2022 is as follows:

	December 31, 2022	December 31, 2021
Net operating loss carry forward	$233,265	25,894
Valuation allowance	(233,265)	(25,894)
Net deferred tax assets	—	—

The Company has approximately $1,110,786 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

On November 9, 2022, the Company issued 3,000,000 shares of common stock for noncash bonus at the market value of $0.295 per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and President, who acts as our principal executive officer, and our Secretary,  who acts as our principal financial officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and President, and our Secretary, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022.  Based on this evaluation, our management concluded that as of December 31, 2022, these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Our Chief Executive Officer and President, who acts as our principal executive officer, and our Secretary, who acts as our principal financial officer, performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this assessment, our management, including our Chief Executive Officer and President, and our Secretary, concluded that our internal control over financial reporting was not effective as of December 31, 2022, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Shuang Liu	59	President, Chief Executive Officer, and Director
Hua Xie	51	Secretary, and Director
Li Yang	52	Treasurer, and Director

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

Significant Employees and Consultants

As of December 31, 2022, the Company has no significant employees.  The Company is managed by our three officers and directors.

Audit Committee and Conflicts of Interest

Since we do not have an audit, compensation or governance and nominating committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The board of directors has not established an audit committee and does not have an audit committee financial expert, nor has the board of directors established a nominating committee. The board of directors is of the opinion that such committees are not necessary since the Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Family Relationships

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Stockholder Communications With the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the board of directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2022 and 2021:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Shuang Liu (1)	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

Hua Xie (2)	2021	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

Li Yang (3)	2021	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

___________

(1) Appointed President and Chief Executive Officer, and served as director since August 20, 2019.

(2) Appointed Secretary and director on August 20, 2019.

(3) Appointed Treasurer and director on August 20, 2019.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2022.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2022.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2022.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2022:

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

_____________

(1) Appointed President and Chief Executive Officer, and served as director since August 20, 2019.

(2) Appointed Secretary and director on August 20, 2019.

(3) Appointed Treasurer and director on August 20, 2019.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shuang Liu (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hua Xie (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Li Yang (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The percentages below are calculated based on 99,000,000 shares of our common stock issued and outstanding as March 27, 2023. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Shuang Liu (3)	41,000,000	41.4%
Common Stock	Hua Xie (4)	5,000,000	5.0%
Common Stock	Li Yang (5)	10,000,000	10.1%
Common Stock	James Wang	7,000,000	7.0%
All directors and executive officers as a group (3 persons)		60,000,000	63.5%

______________

(1)	Calculated based on 99,000,000 shares of common stock issued and outstanding on March 19, 2020.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1303, 13/F, Technology Plaza, Twinsburg, Ohio 44087.
(3)	Appointed President and Chief Executive Officer, and served as director since August 20, 2019.
(4)	Appointed Secretary and director on August 20, 2019.
(5)	Appointed Treasurer and director on August 20, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2022 and 2021, the total fees charged to the company for audit services, including quarterly reviews were $21,000 and $18,500, for audit-related services were $0 and $0 and for tax services and other services were $8,000 and $0, respectively.

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

GOLDENWELL BIOTECH, INC.

Date: April 13, 2023	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: April 13, 2023	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shuang Liu and Hua Xie, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Goldenwell Biotech, Inc. for the fiscal year ended December 31, 2022, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: April 13, 2023	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer, President, and Director (principal executive officer) (principal executive officer)

Date: April 13, 2023	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary and Director (principal financial officer and principal accounting officer)

Date: April 13, 2023	By:	/s/ Yang Li
	Name:	Yang Li
	Title:	Treasurer and Director

