Form 10-Q
period 2023-03-31
GOLDENWELL BIOTECH, INC.
filed 2023-05-19
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 17, 2023, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, climate change, pandemics, political changes, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

ASSETS	March 31, 2023	December 31, 2022

CURRENT ASSETS
Cash	44,075	45,995
Accounts Receivable	0
Inventory (related party transaction)	175,347	176,058

NONCURRENT ASSETS
Right of Use Assets	0	26,346
TOTAL ASSETS	219,422	248,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0
Lease Liability	0	25,372
Unearned Revenue	1,410	1,410
LONG-TERM LIABILITIES	50,000	20,000
TOTAL LIABILITIES	51,410	46,782

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding at December 31, 2022 99,000,000 issued and outstanding at March 31, 2023	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,144,392)	(1,110,786)
Total stockholders' equity	168,012	201,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	219,422	248,400

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended on
	March 31, 2023	March 31, 2022

REVENUE
Sales	1,422	397
COST OF REVENUES	(711)	(188)

GROSS PROFIT	711	209

OPERATING EXPENSES
General and administrative	(34,317)	(33,596)

Total operating expenses	(34,317)	(33,596)

Operation Income	(33,606)	(33,387)

Other Income and Expenses
Other income	0	7
Total other income (expense)	0	7

Income tax provision

NET LOSS	(33,606)	(33,380)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	91,322,222

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED March 31, 2023
(Unaudited)

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - March 31, 2022	96,000,000	9,600	417,804		(159,070)	268,334

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(26,800)	(26,800)
Balance - June 30, 2022	96,000,000	9,600	417,804	0	(185,871)	241,533

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(4,584)	(4,584)
Balance - Sep 30, 2022	96,000,000	9,600	417,804		(190,454)	236,950

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Shared issued for compensation expense at $0.295 stock price	3,000,000	300	884,700			885,000
Net loss for the period					(920,332)	(920,332)
Balance - December 31, 2022	99,000,000	9,900	1,302,504		(1,110,786)	201,618

Cash receipt from stock subscription receivable				-

Shares issued for cash $0.001 stock price	-	-	-			-
		-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
						-
Net loss for the period					(33,606)	(33,606)
Balance - March 31, 2023	99,000,000	9,900	1,302,504		(1,144,392)	168,012

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended on March 31
	2023	2022
Cash Flows from Operating Activities:

Net Loss	(33,606)	(33,380)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets
Change in Accounts Receivable	0
Change in inventory deposit	0	0
Change in inventory	711	188
Change in right of use asset	26,346	6,452
Changed in operating liabilities
Change in Accounts Payable	0	(111,488)
Unearned Revenue	(0)
Change in Lease liability	(25,372)	(7,427)
Net Cash used in Operating Activities	(31,921)	(145,655)

Cash flows from Financing Activities:
Proceeds from long-term loan	30,000
Proceeds from issuance of common stock	0
Additional paid-capital	0
Stock subscription receivable	0
Net Cash provided by Financing Activities	30,000

Net change in cash	(1,921)	(145,655)
Cash at beginning of period	45,996	213,556
Cash at end of period	44,075	67,901

  The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

 NOTES TO FINANCIAL STATEMENTS

 March 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,144,392 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

On December 31, 2022, the company reached an agreement with the lessor to terminate the lease. No early termination fee was charged. Undiscounted cash flows on an annual basis related to this lease was $25,372 by December 31, 2022.

Note 5 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction. On December 21, 2022, the Company borrowed a long-term loan from Shuang Liu, the Chief Executive Officer of the Company. On March 16, 2023, the Company borrowed a long-term loan of $30,000 from Shuang Liu.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of March 31, 2023 to the Company’s effective tax rate is as follows:

	March 31, 2023	December 31, 2022
Income tax benefit at statutory rate	$(7,057)	(206,870)
Change in valuation allowance	7,057	206,870
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2023 is as follows:

	March 31, 2023	December 31, 2022
Net operating loss carry forward	$240,322	233,265
Valuation allowance	(240,322)	(233,265)
Net deferred tax assets	—	—

The Company has approximately of $1,144,392 net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2022 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56275; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 13, 2023.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on August 20, 2019, and established a fiscal year end of December 31.

Going Concern

To date, the Company has little operations or revenues and consequently has incurred recurring losses from operations. Substantially greater revenues are not anticipated until we complete the financing we endeavor to obtain, as described in this Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. On August 20, 2019 the Company sold 41,000,000 shares of common stock to its founders for a subscription amount of $41,000. On August 20, 2019, the Company sold 39,000,000 shares of common stock for a subscription amount of $215,504.

We have an outstanding related-party loan of $30,000.

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

PLAN OF OPERATION

We are an early stage corporation and generated revenues of $47,800 during the twelve months ended December 31, 2022, and $1,422 of revenues for the three months ended March 31, 2023, from sales of our nutraceutical and dietary supplements business.

Our plan of operation for the next 12 months is to build a manufacturing location in Ohio and increase sales from our existing products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2023, from its cash of $44,075.  As of March 31, 2023, we had a working capital balance of $168,012.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2023 and 2022

The Company recorded revenue of $1,422 and $397 during the three months ended March 31, 2023 and 2022, respectively.

Operating expenses for the three-month periods ended March 31, 2023 and 2022, were $34,317 and $33,387, respectively, consisting solely of general and administrative expense.

For the three-month periods ended March 31, 2023 and 2022, we incurred losses of $33,606 and $33,380.

Liquidity and Capital Resources

At March 31, 2023, we had a cash balance of $44,075 and total current liabilities of $51,410. Our working capital balance at March 31, 2023, was $168,012. We have sufficient cash on hand to fund our ongoing operational expenses through December 31, 2023. We will need to raise at least $500,000 to expand our operations and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

At March 31, 2023, our total assets were $219,422, consisting of cash of $44,075, and inventory of $175,347.

At March 31, 2023, our current and total liabilities were $51,410, and stockholders’ equity was $168,012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $31,921 and $145,655 for the three months ended March 31, 2023 and 2022, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $30,000 and $0, for the three months ended March 31, 2023 and 2022, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2023.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

GOLDENWELL BIOTECH, INC.

Date: May 18, 2023	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: May 18, 2023	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

