Form 10-Q
period 2023-06-30
GOLDENWELL BIOTECH, INC.
filed 2023-08-17
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 15, 2023, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2023	December 31, 2022

CURRENT ASSETS
Cash	17,130	45,995
Accounts Receivable	-	-
Inventory (related party transaction)	175,209	176,058

NONCURRENT ASSETS
Right of Use Assets	0	26,346
TOTAL ASSETS	192,339	248,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	-	-
Lease Liability		25,372
Unearned Revenue	1,410	1,410
LONG-TERM LIABILITIES	50,000	20,000
TOTAL LIABILITIES	51,410	46,782

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding at December 31, 2022 99,000,000 issued and outstanding at June 30, 2023	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,171,475)	(1,110,786)
Total stockholders' equity	140,929	201,618
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	192,339	248,400

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended on		Six Months Ended on
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

REVENUE
Sales	276	3,713	1,698	4,110
COST OF REVENUES	(138)	(1,763)	(849)	(1,951)

GROSS PROFIT	138	1,951	849	2,160

OPERATING EXPENSES
General and administrative	(27,222)	(28,751)	(61,539)	(62,347)

Total operating expenses	(27,222)	(28,751)	(61,539)	(62,347)

Operation Income	(27,084)	(26,800)	(60,690)	(60,187)

Other Income and Expenses
Other income		1	0	8

Income tax provision			-

NET LOSS	(27,084)	(26,800)	(60,690)	(60,180)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	91,322,222	96,433,333	91,322,222

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED June 30, 2023
(Unaudited)
			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - June 30, 2022	96,000,000	9,600	417,804	-	(185,871)	241,533

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price	-	-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
Net loss for the period					(4,584)	(4,584)
Balance - Sep 30, 2022	96,000,000	9,600	417,804		(190,454)	236,950

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price	-	-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
Shared issued for compensation expense at $0.295 stock price	3,000,000	300	884,700			885,000
Net loss for the period					(920,332)	(920,332)
Balance - December 31, 2022	99,000,000	9,900	1,302,504		(1,110,786)	201,618

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price	-	-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
Net loss for the period					(33,606)	(33,606)
Balance - March 31, 2023	99,000,000	9,900	1,302,504		(1,144,392)	168,012

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(27,084)	(27,084)
Balance - June 30, 2023	99,000,000	9,900	1,302,504		(1,171,475)	140,929

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended on June 30		For the Six Months Ended on June 30
	2023	2022	2023	2022
Cash Flows from Operating Activities:

Net Loss	(27,084)	(26,800)	(60,690)	(60,180)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Change in Accounts Receivable			-
Change in inventory deposit			-
Change in inventory	138	1,763	849	1,951
Change in right of use asset		7,486	26,346	13,938
Changed in operating liabilities
Change in Accounts Payable				(111,488)
Unearned Revenue			-
Change in Lease liability		(7,486)	(25,372)	(14,913)
Net Cash used in Operating Activities	(26,946)	(25,037)	(58,867)	(170,692)

Cash flows from Financing Activities:
Proceeds from long-term loan			30,000
Proceeds from issuance of common stock			-
Additional paid-capital			-
Stock subscription receivable			-
Net Cash provided by Financing Activities		0	30,000	0

Net change in cash	(26,946)	(25,037)	(28,867)	(170,692)
Cash at beginning of period	44,075	67,901	45,996	213,556
Cash at end of period	17,130	42,864	17,130	42,864

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,171,475 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of June 30, 2023 to the Company’s effective tax rate is as follows:

	June 30, 2023	December 31, 2022
Income tax benefit at statutory rate	$(5,688)	(206,870)
Change in valuation allowance	5,688	206,870
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2023 is as follows:

	June 30, 2023	December 31, 2022
Net operating loss carry forward	$246,010	233,265
Valuation allowance	(246,010)	(233,265)
Net deferred tax assets	—	—

The Company has approximately of $1,171,475 net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

PLAN OF OPERATION

We are an early stage corporation and have generated of only $1,698 of revenues from sales of our nutraceutical and dietary supplements business during the six months ended June 30, 2023.

Our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2023, from its cash of $17,130 as of June 30, 20203. As of June 30, 2023, we had a working capital balance of $137,929.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2023 and 2022

The Company recorded revenue of $276 and $3,713 during the three months ended June 30, 2023 and 2022, respectively. The Company recorded revenue of $1,698 and $4,110 during the six months ended June 30, 2023 and 2022, respectively.

Operating expenses for the three-month periods ended June 30, 2023 and 2022, were $27,612 and $95,104, respectively, consisting solely of general and administrative expense.

Operating expenses for the six-month periods ended June 30, 2023 and 2022, were $61,539 and $62,347, respectively, consisting solely of general and administrative expenses.

For the three-month periods ended June 30, 2023 and 2022, we had losses of $(27,084) and $(26,800). For the six-month periods ended June 30, 2023 and 2022, we had net losses of $(60,690) and $(60,187), respectively.

Liquidity and Capital Resources

At June 30, 2023, we had a cash balance of $17,130 and total current liabilities of $51,410. Our working capital balance at June 30, 2023, was $140,929. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2023.

Material hurdles remain until we can increase sales of our products. First, we must construct manufacturing facilities, which includes locating a site, installing a workshop and setting up equipment. No special equipment needs to be engineered or produced. All needed equipment is presently available from existing manufacturers. Second, our workforce will need to be trained, however, no specialized education or experience is needed by labor we intend to hire.  We estimate that we need approximately $5,000,000 to complete such activities and that it would take approximately one year to complete such activities.  Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our activities. In the absence of such financing, our business will fail.   There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue the expansion of our business.

At June 30, 2023, our total assets were $192,339, consisting of cash of $17,130, and inventory of $175,209.

At June 30, 2023, our current and total liabilities were $51,410, and stockholders’ equity was $140,929.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $26,946 and $25,037 for the three months ended June 30, 2023 and 2022, respectively.  Net cash used in operations was $58,867 and $170,692 for the six months ended June 30, 2023 and 2022, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $0, for the three months ended June 30, 2023 and 2022, respectively. Net cash flows provided by financing activities was $0 and $30,000, for the six months ended June 30, 2023 and 2022, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended June 30, 2023.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: August 16, 2023	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: August 16, 2023	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

