Form 10-Q
period 2023-09-30
GOLDENWELL BIOTECH, INC.
filed 2023-11-13
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 5, 2023, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

ASSETS	Sep 30, 2023	December 31, 2022

CURRENT ASSETS
Cash	11,920	45,995
Accounts Receivable
Inventory (related party transaction)	175,013	176,058

NONCURRENT ASSETS
Right of Use Assets	0	26,346
TOTAL ASSETS	186,933	248,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable
Lease Liability	0	25,372
Unearned Revenue	1,410	1,410
LONG-TERM LIABILITIES	80,000	20,000
TOTAL LIABILITIES	81,410	46,782

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding at December 31, 2022 99,000,000 issued and outstanding at September 30, 2023	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,206,881)	(1,110,786)
Total stockholders' equity	105,523	201,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	186,933	248,400

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on		Nine Months Ended on
	30-Sep-23	30-Sep-22	30-Sep-23	30-Sep-22

REVENUE
Sales	382	43,690	2,080	47,800
COST OF REVENUES	(196)	(20,663)	(1,045)	(22,614)

GROSS PROFIT	186	23,028	1,035	25,187

OPERATING EXPENSES
General and administrative	(35,592)	(27,612)	(97,131)	(89,959)

Total operating expenses	(35,592)	(27,612)	(97,131)	(89,959)

Operation Income	(35,406)	(4,584)	(96,096)	(64,772)

Other Income and Expenses
Other income	0	0	0	8

Income tax provision

NET LOSS	(35,406)	(4,584)	(96,096)	(64,764)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	91,322,222	96,433,333	91,322,222

  The accompanying notes are an integral part of these financial statements

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED SEPTEMBER 30, 2023
(Unaudited)
			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total
Balance - Sep 30, 2022	96,000,000	9,600	417,804	Receivable	(190,454)	236,950

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price	-	-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
Shared issued for compensation expense at $0.295 stock price	3,000,000	300	884,700			885,000
Net loss for the period					(920,332)	(920,332)
Balance - December 31, 2022	99,000,000	9,900	1,302,504		(1,110,786)	201,618

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price	-	-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
Net loss for the period					(33,606)	(33,606)
Balance - March 31, 2023	99,000,000	9,900	1,302,504		(1,144,392)	168,012

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(27,084)	(27,084)
Balance - June 30, 2023	99,000,000	9,900	1,302,504		(1,171,475)	140,929

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(35,406)	(35,406)
Balance - September 30, 2023	99,000,000	9,900	1,302,504		(1,206,881)	105,523

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended on September 30		For the Nine Months Ended on September 30
	2023	2022	2023	2022
Cash Flows from Operating Activities:

Net Loss	(35,406)	(4,584)	(96,096)	(64,764)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Change in Accounts Receivable		(857)		(857)
Change in inventory deposit
Change in inventory	196	20,663	1,045	22,614
Change in right of use asset		3,740	26,346	17,678
Changed in operating liabilities
Change in Accounts Payable				(111,488)
Unearned Revenue
Change in Lease liability		(3,740)	(25,372)	(18,653)
Net Cash used in Operating Activities	(35,210)	15,222	(94,077)	(155,470)

Cash flows from Financing Activities:
Proceeds from long-term loan	30,000		60,000
Proceeds from issuance of common stock
Additional paid-capital
Stock subscription receivable
Net Cash provided by Financing Activities	30,000		60,000

Net change in cash	(5,210)	15,222	(34,077)	(155,470)
Cash at beginning of period	17,130	42,864	45,996	213,556
Cash at end of period	11,920	58,086	11,920	58,086

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 2071 Midway Dr. Twinsburg, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained an accumulated net loss of $1,206,881 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of September 30, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 5 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction. On December 21, 2022, the Company borrowed a long-term loan from Shuang Liu, the Chief Executive Officer of the Company. On March 16, 2023, the Company borrowed a long-term loan from Shuang Liu. On July 17, 2023, the Company borrowed a long-term loan from Shuang Liu.

NOTE 6 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of September 30, 2023 to the Company’s effective tax rate is as follows:

	September 30, 2023	December 31, 2022
Income tax benefit at statutory rate	$(7,435)	(206,870)
Change in valuation allowance	7,435	206,870
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2023 is as follows:

	September 30, 2023	December 31, 2022
Net operating loss carry forward	$253,445	233,265
Valuation allowance	(253,445)	(233,265)
Net deferred tax assets	—	—

The Company has approximately of $1,206,881 net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

PLAN OF OPERATION

We are an early stage corporation and have generated of only $382 and $2,080 of revenues from sales of our nutraceutical and dietary supplements business during the three and nine months periods ended September 30, 2023.

Our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2023, from its cash of $11,920 as of September 30, 20203. As of September 30, 2023, we had a working capital balance of $105,523.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 as compared to Three Months Ended September 30, 2022:

We recorded revenues of $382 and $2,080, respectively, during the three months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023, general and administrative expenses were $35,592 as compared to $27,612 for the three months ended September 30, 2022. The increase was primarily related to auditing fees for the fiscal year ended December 31, 2022.

Nine months Ended September 30, 2023 as compared to Nine Months Ended September 30, 2022:

We recorded revenues of $2,082 and $47,800, respectively, during the nine months ended September 30, 2023 and 2022.  The decrease in revenues was due to a decrease in sales of our products.

For the nine months ended September 30, 2023, general and administrative expenses were $97,131 as compared to $89,959 for the nine months ended September 30, 2022. The increase was primarily related to auditing fees for the fiscal year ended December 31, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had a cash balance of $11,920 and total current liabilities of $84,410. Our working capital balance at September 30, 2023, was $105,523. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2023.

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

At September 30, 2023, our total assets were $186,933 consisting of cash of $11,920, and inventory of $175,213.

At September 30, 2023, our current and total liabilities were $81,410, and stockholders’ equity was $105,523.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $26,946 and $25,037 for the three months ended September 30, 2023 and 2022, respectively.  Net cash used in operations was $58,867 and $170,692 for the nine months ended September 30, 2023 and 2022, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $30,000 and $0, for the three months ended September 30, 2023 and 2022, respectively. Net cash flows provided by financing activities was $60,000 and $0, for the nine months ended September 30, 2023 and 2022, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended September 30, 2023.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

GOLDENWELL BIOTECH, INC.

Date: November 13, 2023	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: November 13, 2023	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

