Form 10-K
period 2023-12-31
GOLDENWELL BIOTECH, INC.
filed 2024-04-12
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Commission File No. 000-56275

GOLDENWELL BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2896086
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

581 Boston Mills Road, Suite 300

Hudson, Ohio 44236

(Address of principal executive offices, zip code)

(440) 666-7999

(Registrant’s telephone number, including area code)

2071 Midway Drive

Twinsburg, Ohio 44087

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

At June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $12,685,000.

As of March 29, 2024, there were 99,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Goldenwell Biotech, Inc. was incorporated on August 20, 2019. Our fiscal year end is December 31, and we have no subsidiaries. Our business offices are currently located at 581 Boston Mills Road, Suite 300, Hudson, Ohio 44236.  We do not conduction operations and only receive mail at such location.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2023.

December 31, 2022
Financial Summary
Cash and Cash Equivalents	$54,231
Total Assets	84,723
Total Liabilities	143,334
Total Stockholders’ Equity	$84,723

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

Description of Properties

We have an address at 581 Boston Mills Road, Suite 300, Hudson, Ohio 44236.  We do not conduction operations and only receive mail at such location. Our telephone number is (440) 666-7999. We do not own any real estate or other physical properties.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We do not have any processes for assessing, identifying, and managing material risks from cybersecurity threats.

Risks from Cybersecurity Threats

To date, we have not yet experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business, financial condition or results of operations.

Governance

Our board of directors (the “Board”) is acutely aware of the critical nature of managing risks associated with cybersecurity threats given the significance of these threats to our operational integrity and stakeholder confidence.

Board Oversight

The Board has oversight of cybersecurity risks and bears the primary responsibility for this domain. The members of our Board do not have experience in enterprise risk management, compliance, corporate governance, technology, or finance to equipping them to oversee cybersecurity risks effectively.

ITEM 2. PROPERTIES

Our officers and directors work remotely, and we have an address of 581 Boston Mills Road, Suite 300, Hudson, Ohio 44236. We do not conduction operations and only receive mail at such location. We do not own any real estate or other physical properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “GWLL”.  As of March 27, 2024, the Company had 99,000,000 shares of common stock issued and outstanding, and we had approximately 84 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2023.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2023.

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

PLAN OF OPERATION

We are an early stage corporation and generated revenues of only $2,340 from sales of our nutraceutical and dietary supplements business during the twelve months ended December 31, 2023.

Our plan of operation for the 12 months following the filing of this Annual Report on Form 10-K is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2023, from its cash of $54,231. As of December 31, 2023, we had a working capital balance of $84,723.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2023 and 2022

As of December 31, 2023, we suffered from a working capital balance of $84,723. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Revenues	$2,340	$47,800
Cost of revenue	1,232	22,614
Gross profit	1,108	25,186
Total operating expenses	118,003	1,010,291
Other income	8	8
Net loss	116,895	985,097

Revenue. We generated revenues of $2,340 and $47,800 for the years ended December 31, 2023 and 2022, respectively.

Cost of Revenue. Our cost of revenue was $1,232 and $22,614 for the years ended December 31, 2023 and 2022, respectively.

Gross Profit. We generated gross profits of $1,108 and $25,186 for the years ended December 31, 2023 and 2022, respectively.

General and Administrative Expenses (“G&A”). We incurred general and administrative expenses of $118,003 and $1,010,291 for the years ended December 31, 2023 and 2022, respectively. The increase in G&A is primarily attributable to the increase of cost of goods sold, lease expense and salary expense.

Net Loss. During the year ended December 31, 2023, we incurred a net loss of 116,895, as compared to $985,097 for the same period ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $54,231, and no accounts receivable deposits, prepayments or other receivables.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(114,689)	$(1,072,560)
Net cash provided by investing activities	$0	$0
Net cash provided by financing activities	121,924	905,000

Net Cash Used In Operating Activities.

For the year ended December 31, 2023, net cash used in operating activities was $114,689, which consisted primarily of payments for general and administrative expenses.

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

For the year ended December 31, 2023, there is no net cash provided by investing activities.

For the year ended December 31, 2020, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2023, net cash provided by financing activities was $121,924, consisting primarily of proceeds from a loan from an officer of the Company.

For the year ended December 31, 2022, net cash provided by financing activities was $905,000, consisting primarily of proceeds from a loan from an officer of the Company.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldenwell Biotech Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 11, 2024

GOLDENWELL BIOTECH INC

BALANCE SHEET

(Unaudited)

ASSETS	December 31, 2023	December 31, 2022

CURRENT ASSETS
Cash	53,231	45,996
Accounts Receivable
Inventory (related party transaction)	174,825	176,058

NONCURRENT ASSETS
Right of Use Assets	0	26,346
TOTAL ASSETS	228,057	248,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable
Lease Liability	0	25,372
Unearned Revenue	1,410	1,410
LONG-TERM LIABILITIES	165,588	20,000
Less Discount on Long-term Liabilities	(23,665)
TOTAL LIABILITIES	143,334	46,782

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding at December 31, 2022 99,000,000 issued and outstanding at December 31, 2023	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,227,681)	(1,110,786)
Total stockholders' equity	84,723	201,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	228,057	248,400

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on		Twelve Months Ended on
	31-Dec-23	31-Dec-22	31-Dec-23	31-Dec-22

REVENUE
Sales	260		2,340	47,800
COST OF REVENUES	(187)		(1,232)	(22,614)

GROSS PROFIT	73	0	1,108	25,186

OPERATING EXPENSES
General and administrative	(20,872)	(920,332)	(118,003)	(1,010,291)

Total operating expenses	(20,872)	(920,332)	(118,003)	(1,010,291)

Operation Income	(20,799)	(920,332)	(116,895)	(985,105)

Other Income and Expenses
Other income		0		8

Income tax provision

NET LOSS	(20,799)	(920,332)	(116,895)	(985,097)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	96,433,333	96,433,333	96,433,333

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the Twelve Months Ended on December 31
	2023	2022
Cash Flows from Operating Activities:

Net Loss	(116,895)	(985,097)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets
Change in Accounts Receivable
Change in inventory deposit
Change in inventory	1,232	22,613
Change in right of use asset	26,346	22,406
Changed in operating liabilities
Change in Accounts Payable		(111,488)
Unearned Revenue		1,410
Change in Lease liability	(25,372)	(22,407)
Net Cash used in Operating Activities	(114,689)	(1,072,560)

Cash flows from Financing Activities:
Proceeds from long-term loan	145,588	20,000
Discount on Long-term loan	(23,665)
Proceeds from issuance of common stock		300
Additional paid-capital		884,700
Stock subscription receivable
Net Cash provided by Financing Activities	121,924	905,000

Net change in cash	7,235	(167,560)
Cash at beginning of period	45,996	213,556
Cash at end of period	53,231	45,996

 The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE QUARTER ENDED December 31, 2023

(Unaudited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2022	99,000,000	9,900	1,302,504		(1,110,786)	201,618

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price	-	-	-			-
Shares issued for cash $0.01 stock price	-	-	-			-
Net loss for the period					(33,606)	(33,606)
Balance - March 31, 2023	99,000,000	9,900	1,302,504		(1,144,392)	168,012

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(27,084)	(27,084)
Balance - June 30, 2023	99,000,000	9,900	1,302,504		(1,171,475)	140,929

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(35,406)	(35,406)
Balance - September 30, 2023	99,000,000	9,900	1,302,504		(1,206,881)	105,522

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(20,799)	(20,799)
Balance - December 31, 2023	99,000,000	9,900	1,302,504		(1,227,681)	84,723

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 581 Boston Mills Road, Suite 300, Hudson, Ohio 44236. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,227,681 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of December 31, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 5 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction. On December 21, 2022, the Company borrowed a long-term loan from Shuang Liu, the Chief Executive Officer of the Company. On March 16, 2023, the Company borrowed a long-term loan from Shuang Liu. On July 17, 2023, the Company borrowed a long-term loan from Shuang Liu. On November 1 and November 14, 2023, the Company borrowed a long-term loan from Shuang Liu.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of December 31, 2023 to the Company’s effective tax rate is as follows:

	December 31, 2023	December 31, 2022
Income tax benefit at statutory rate	$(24,548)	(206,870)
Change in valuation allowance	24,548	206,870
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2023 is as follows:

	December 31, 2023	December 31, 2022
Net operating loss carry forward	$257,813	233,265
Valuation allowance	(257,813)	(233,265)
Net deferred tax assets	—	—

The Company has approximately $1,227,681 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2039. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

Our management, including our Chief Executive Officer and President, and our Secretary, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our management concluded that as of December 31, 2023, these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Based on the results of this assessment, our management, including our Chief Executive Officer and President, and our Secretary, concluded that our internal control over financial reporting was not effective as of December 31, 2023, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Shuang Liu	46	President, Chief Executive Officer, and Director
Hua Xie	54	Secretary, and Director
Li Yang	55	Treasurer, and Director

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

Significant Employees and Consultants

As of December 31, 2023, the Company has no significant employees.  The Company is managed by our three officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Shuang Liu (1)	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

Hua Xie (2)	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

Li Yang (3)	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

___________

(1) Appointed President and Chief Executive Officer, and served as director since August 20, 2019.

(2) Appointed Secretary and director on August 20, 2019.

(3) Appointed Treasurer and director on August 20, 2019.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2023.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2023.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2023.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2023:

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

The following table sets forth director compensation or the fiscal year ended December 31, 2023:

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

Director Compensation Policy

The board of directors adopted a Director Compensation Policy (the “Director Compensation Policy”) as set forth below.

This policy sets forth compensation payable to each non-employee member of the board of directors.

Non-employee members of the board of directors of Company shall be eligible to receive cash and equity compensation as set forth in this Director Compensation Policy. The cash compensation and stock awards described in this Director Compensation Policy shall be paid or be made, as applicable, automatically and without further action of the board of directors, to each member of the board of directors who is not an employee of the Company or any parent or subsidiary of the Company (each, an “Independent Director”) who may be eligible to receive such cash compensation or stock awards, unless such Independent Director declines the receipt of such cash compensation or stock awards by written notice to the Chairman of the Board.

This Director Compensation Policy shall remain in effect until it is revised or rescinded by further action of the board of directors. The terms and conditions of this Director Compensation Policy shall supersede any prior cash or equity compensation arrangements between the Company and its directors.

Compensation Clawback Policy

The board of directors believes that it is in the best interest of the Company and its stockholders to create and maintain a culture of that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The board of directors has therefore adopted a compensation recoupment policy, which provides for the recovery of erroneously awarded incentive compensation from the Company’s executive officers in the event of a triggering event, which compensation recoupment policy has been filed as an exhibit to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 19, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 99,000,000 shares of our common stock issued and outstanding as March 27, 2023. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Shuang Liu (3)	41,000,000	41.4%
Common Stock	Hua Xie (4)	5,000,000	5.0%
Common Stock	Li Yang (5)	10,000,000	10.1%
Common Stock	James Wang	7,000,000	7.0%
All directors and executive officers as a group (3 persons)		60,000,000	63.5%

______________

(1)	Calculated based on 99,000,000 shares of common stock issued and outstanding on March 19, 2020.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 581 Boston Mills Road, Suite 300, Hudson, Ohio 44236.
(3)	Appointed President and Chief Executive Officer, and served as director since August 20, 2019.
(4)	Appointed Secretary and director on August 20, 2019.
(5)	Appointed Treasurer and director on August 20, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2023 and 2022, the total fees charged to the company for audit services, including quarterly reviews were $23,500 and $21,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Executive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*+

_______________

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-236561), filed with the Securities and Exchange Commission on February 21, 2020.

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

GOLDENWELL BIOTECH, INC.

Date: April 11, 2024	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: April 11, 2024	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shuang Liu and Hua Xie, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Goldenwell Biotech, Inc. for the fiscal year ended December 31, 2023, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: April 11, 2024	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer, President, and Director (principal executive officer) (principal executive officer)

Date: April 11, 2024	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary and Director (principal financial officer and principal accounting officer)

Date: April 11, 2024	By:	/s/ Yang Li
	Name:	Yang Li
	Title:	Treasurer and Director

