Form 10-Q
period 2024-03-31
GOLDENWELL BIOTECH, INC.
filed 2024-05-20
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-56275

GOLDENWELL BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2896086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

581 Boston Mills Road, Suite 300

Hudson, Ohio 44087

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

As of May 15, 2024, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC

BALANCE SHEET

(Unaudited)

ASSETS	March 31, 2024	December 31, 2023

CURRENT ASSETS
Cash	24,221	53,231
Accounts Receivable	0
Inventory (related party transaction)	174,746	174,825

NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	198,968	228,057

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Revenue	1,198	1,410
LONG-TERM LIABILITIES	165,588	165,588
Less Discount on Long-term Liabilities	(21,565)	(23,665)
TOTAL LIABILITIES	145,222	143,334

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,
99,000,000 issued and outstanding at December 31, 2023
99,000,000 issued and outstanding at March 31, 2024	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,258,658)	(1,227,681)
Total stockholders' equity	53,746	84,723

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	198,968	228,057

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on
	31-Mar-24	31-Mar-23

REVENUE
Sales	158	1,422
COST OF REVENUES	(79)	(711)

GROSS PROFIT	79	711

OPERATING EXPENSES
General and administrative	(31,056)	(34,317)

Total operating expenses	(31,056)	(34,317)

Operation Income	(30,977)	(33,606)

Other Income and Expenses
Other income	0	0

Income tax provision	0	0

NET LOSS	(30,977)	(33,606)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	96,433,333

 The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED March 31, 2024
(Unaudited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - March 31, 2023	99,000,000	9,900	1,302,504		(1,144,392)	168,012

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price				-
Shares issued for cash $0.01 stock price				-
Net loss for the period					(27,084)	(27,084)
Balance - June 30, 2023	99,000,000	9,900	1,302,504		(1,171,475)	140,929

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price				-
Shares issued for cash $0.01 stock price				-
Net loss for the period					(35,406)	(35,406)
Balance - September 30, 2023	99,000,000	9,900	1,302,504		(1,206,881)	105,522

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price				-
Shares issued for cash $0.01 stock price				-
Net loss for the period					(20,799)	(20,799)
Balance - December 31, 2023	99,000,000	9,900	1,302,504		(1,227,681)	84,723

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price				-
Shares issued for cash $0.01 stock price				-
Net loss for the period					(30,977)	(30,977)
Balance - March 31, 2024	99,000,000	9,900	1,302,504		(1,258,658)	53,746

 The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended on March 31
	2024	2023
Cash Flows from Operating Activities:

Net Loss	(30,977)	(33,606)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets
Change in Accounts Receivable	-
Change in inventory deposit	-
Change in inventory	79	711
Change in right of use asset	-	26,346
Changed in operating liabilities	-
Change in Accounts Payable	-
Unearned Revenue	(212)
Change in Lease liability		(25,372)
Net Cash used in Operating Activities	(31,110)	(31,921)

Cash flows from Financing Activities:
Proceeds from long-term loan		30,000
Discount on Long-term loan	2,100
Proceeds from issuance of common stock	-
Additional paid-capital	-
Stock subscription receivable	-
Net Cash provided by Financing Activities	2,100	30,000

Net change in cash	(29,010)	(1,921)
Cash at beginning of period	53,231	45,996
Cash at end of period	24,221	44,075

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 581 Boston Mills Road, Suite 300, Hudson, Ohio 44236, The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,258,658 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of March 31, 2024 to the Company’s effective tax rate is as follows:

	March 31, 2024	December 31, 2023
Income tax benefit at statutory rate	$(6,505)	(24,548)
Change in valuation allowance	6,505	24,548
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2024 is as follows:

	March 31, 2024	December 31, 2023
Net operating loss carry forward	$264,318	257,813
Valuation allowance	(264,318)	(257,813)
Net deferred tax assets	—	—

The Company has approximately $1,258,658 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2023 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56275; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 12, 2024. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

We have an outstanding related-party loan of $100,000.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

PLAN OF OPERATION

We are an early stage corporation and have generated of only $382 and $2,080 of revenues from sales of our nutraceutical and dietary supplements business during the three months periods ended March 31, 2024.

Our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2023, from its cash of $11,920 as of September 30, 20203. As of March 31, 2024, we had a working capital balance of $105,523.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 as compared to Three Months Ended March 31, 2023:

We recorded revenues of $158 and $1,422, respectively, during the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, general and administrative expenses were $31,056 as compared to $34,317 for the three months ended March 31, 2023. The increase was primarily related to auditing fees for the fiscal year ended December 31, 2023.

We recorded net losses of $30,977 and $33,606, respectively, during the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

At March 31, 2024, we had a cash balance of $24,211 and total current liabilities of $145,222. Our working capital deficit at March 31, 2024, was $121,011. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2023.

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

At March 31, 2024, our total assets were $198,968 consisting of cash of $24,221, and inventory of $174,746.

At March 31, 2024, our current and total liabilities were $145,222, and stockholders’ equity was $198,968.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $31,110 and $31,921 for the three months ended March 31, 2024 and 2023, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $2,100 and $30,000, for the three months ended March 31, 2024 and 2023, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2024.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation
3.2	Bylaws
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: May 20, 2024	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: May 20, 2024	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

