Form 10-Q
period 2024-06-30
GOLDENWELL BIOTECH, INC.
filed 2024-08-22
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 15, 2024, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	25,720	53,231
Accounts Receivable	0
Inventory (related party transaction)	174,677	174,825

NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	200,398	228,057

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Revenue	1,198	1,410
LONG-TERM LIABILITIES	214,838	165,588
Less Discount on Long-term Liabilities	(19,465)	(23,665)
TOTAL LIABILITIES	196,571	143,334

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding at December 31, 2023 99,000,000 issued and outstanding at June 30, 2024	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,308,578)	(1,227,681)
Total stockholders' equity	3,826	84,723

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	200,398	228,057

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended on		Six Months Ended on
	30-Jun-24	30-Jun-23	30-Jun-24	30-Jun-23

REVENUE
Sales	139	276	297	1,698
COST OF REVENUES	(69)	(138)	(148)	(849)

GROSS PROFIT	70	138	149	849

OPERATING EXPENSES
General and administrative	(49,990)	(27,222)	(81,046)	(61,539)

Total operating expenses	(49,990)	(27,222)	(81,046)	(61,539)

Operation Income	(49,920)	(27,084)	(80,897)	(60,690)

Other Income and Expenses
Other income	0	0	0	0

Income tax provision	0	0	0	0

NET LOSS	(49,920)	(27,084)	(80,897)	(60,690)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	96,433,333	96,433,333	96,433,333

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED June 30, 2024
(Unaudited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - June 30, 2023	99,000,000	9,900	1,302,504		(1,171,475)	140,929

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(35,406)	(35,406)
Balance - September 30, 2023	99,000,000	9,900	1,302,504		(1,206,881)	105,522

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					20,799)	(20,799)
Balance - December 31, 2023	99,000,000	9,900	1,302,504		(1,227,681)	84,723

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(30,977)	(30,977)
Balance - March 31, 2024	99,000,000	9,900	1,302,504		(1,258,658)	53,746

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(49,920)	(49,920)
Balance - June 30, 2024	99,000,000	9,900	1,302,504	$	(1,308,578)	3,826

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended on June 30		For the Six Months Ended on June 30
	2024	2023	2024	2023
Cash Flows from Operating Activities:
Net Loss	(49,920)	(27,084)	(80,897)	(60,690)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Change in Accounts Receivable
Change in inventory deposit
Change in inventory	69	138	148	849
Change in right of use asset				26,346
Changed in operating liabilities
Change in Accounts Payable
Unearned Revenue			(212)
Change in Lease liability		0		(25,372)
Net Cash used in Operating Activities	(49,851)	(26,946)	(80,961)	(58,867)

Cash flows from Financing Activities:
Proceeds from long-term loan	49,250		49,250	30,000
Discount on Long-term loan	2,100		4,200
Proceeds from issuance of common stock
Additional paid-capital
Stock subscription receivable
Net Cash provided by Financing Activities	51,350		53,450	30,000

Net change in cash	1,499	(26,946)	(27,511)	(28,867)
Cash at beginning of period	24,221	44,075	53,231	45,996
Cash at end of period	25,720	17,130	25,720	17,130

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 581 Boston Mills Road, Suite 300, Hudson, Ohio 44236. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained an accumulated net loss of $1,308,578 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of June 30, 2024 to the Company’s effective tax rate is as follows:

	June 30, 2024	December 31, 2023
Income tax benefit at statutory rate	$(10,483)	(24,548)
Change in valuation allowance	10,483	24,548
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2024 is as follows:

	March 31, 2024	December 31, 2023
Net operating loss carry forward	$274,801	257,813
Valuation allowance	(274,801)	(257,813)
Net deferred tax assets	—	—

The Company has approximately $1,308,578 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

We have an outstanding related-party loan of $55,588.

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

PLAN OF OPERATION

We are an early stage corporation and have generated of only $382 and $2,080 of revenues from sales of our nutraceutical and dietary supplements business during the three and nine months periods ended June 30, 2024.

Our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2024, from its cash of $25,720 as of June 30, 2024. As of June 30, 2024, we had a working capital balance of $3,827.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 as compared to Three Months Ended June 30, 2023:

We recorded revenues of $139 and $276, respectively, during the three months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024, general and administrative expenses were $49,990 as compared to $27,222 for the three months ended June 30, 2023. The increase was primarily related to an increase in interest expenses, auditing fees, stock issuance expenses, and legal expenses.

We recorded net losses of $49,920 and $27,084, respectively, during the three months ended June 30, 2024 and 2023.

Six Months Ended June 30, 2024 as compared to Six Months Ended June 30, 2024:

We recorded revenues of $297 and $1,698, respectively, during the six months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, general and administrative expenses were $81,046 as compared to $27,222 for the six months ended June 30, 2023. The increase was primarily related to an increase in interest expense, auditing fees, and stock insurance expenses.

We recorded net losses of $49,920 and $61,539, respectively, during the three months ended June 30, 2024 and 2023.

Liquidity and Capital Resources

At June 30, 2024, we had a cash balance of $25,720 and total current liabilities of $1,198. Our working capital balance at June 30, 2024, was $3,827. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2024.

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

At June 30, 2024, our total assets were $200,378 consisting of cash of $25,720, and inventory of $174,677.

At June 30, 2024, our current and total liabilities were $196,571 and stockholders’ equity was $3,826.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $49,851 and $26,946 for the three months ended June 30, 2024 and 2023, respectively; and $80,961 and $58,867 for the six months ended June 30, 2024 and 2023, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $51,350 and $0, for the three months ended June 30, 2024 and 2023, respectively; and $53,450 and $30,000 for the six months ended June 30, 2024 and 2023, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended June 30, 2024.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

GOLDENWELL BIOTECH, INC.

Date: August 20, 2024	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: August 20, 2024	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

