Form 10-Q
period 2024-09-30
GOLDENWELL BIOTECH, INC.
filed 2024-11-26
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 17, 2024, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC

BALANCE SHEET

(Unaudited)

ASSETS	September 30, 2024	December 31, 2023

CURRENT ASSETS
Cash	4,755	53,231
Accounts Receivable	0
Inventory (related party transaction)	174,677	174,825

NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	179,432	228,057

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Revenue	1,198	1,410
LONG-TERM LIABILITIES	214,838	165,588
Less Discount on Long-term Liabilities	(17,365)	(23,665)
TOTAL LIABILITIES	198,671	143,334

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,
99,000,000 issued and outstanding at December 31, 2023
99,000,000 issued and outstanding at September 30, 2024	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,331,643)	(1,227,681)
Total stockholders' equity	(19,239)	84,723

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	179,432	228,057

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on		Nine Months Ended on
	30-Sep-24	30-Sep-23	30-Sep-24	30-Sep-23

REVENUE
Sales	0	382	297	2,080
COST OF REVENUES	0	(196)	(148)	(1,045)

GROSS PROFIT	0	186	149	1,035

OPERATING EXPENSES
General and administrative	(23,065)	(35,592)	(104,111)	(97,131)

Total operating expenses	(23,065)	(35,592)	(104,111)	(97,131)

Operation Income	(23,065)	(35,406)	(103,962)	(96,096)

Other Income and Expenses
Other income	0	0	0	0

Income tax provision

NET LOSS	(23,065)	(35,406)	(103,962)	(96,096)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	96,433,333	96,433,333	96,433,333

 The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED September 30, 2024
(Unaudited)

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - June 30, 2023	99,000,000	9,900	1,302,504		(1,171,475)	140,929

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(35,406)	(35,406)
Balance - September 30, 2023	99,000,000	9,900	1,302,504		(1,206,881)	105,522

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(20,799)	(20,799)
Balance - December 31, 2023	99,000,000	9,900	1,302,504		(1,227,681)	84,723

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(30,977)	(30,977)
Balance - March 31, 2024	99,000,000	9,900	1,302,504		(1,258,658)	53,746

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(49,920)	(49,920)
Balance - June 30, 2024	99,000,000	9,900	1,302,504		(1,308,578)	3,826

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(23,065)	(23,065)
Balance - September 30, 2024	99,000,000	9,900	1,302,504		(1,331,643)	(19,239)

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended on September 30
	2024	2023
Cash Flows from Operating Activities:

Net Loss	(103,962)	(96,096)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets
Change in Accounts Receivable
Change in inventory deposit
Change in inventory	148	1,045
Change in right of use asset		26,346
Changed in operating liabilities
Change in Accounts Payable
Unearned Revenue	(212)
Change in Lease liability		(25,372)
Net Cash used in Operating Activities	(104,026)	(94,077)

Cash flows from Financing Activities:
Proceeds from long-term loan	49,250	60,000
Discount on Long-term loan	6,300
Proceeds from issuance of common stock
Additional paid-capital
Stock subscription receivable
Net Cash provided by Financing Activities	55,550	60,000

Net change in cash	(48,476)	(34,077)
Cash at beginning of period	53,231	45,996
Cash at end of period	4,755	11,920

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 581 Boston Mills Road, Suite 300, Hudson, Ohio 44087. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,331,643 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

The results for the three months ended September 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2024 and for the related periods presented.

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

Inventories

The Company’s inventories include Goldenwell DNA Repair, which are stated at average cost, subject to the lower of cost or market value.

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

NOTE 5 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction. On December 21, 2022, the Company borrowed a long-term loan from Shuang Liu, the Chief Executive Officer of the Company. On March 16, 2023, the Company borrowed a long-term loan from Shuang Liu. On July 17, 2023, the Company borrowed a long-term loan from Shuang Liu. On November 1 and November 14, 2023, the Company borrowed a long-term loan from Shuang Liu. The amount of loans from the related party was totaled $95,599 as of December 31, 2023 and September 30, 2024.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of September 30, 2024 to the Company’s effective tax rate is as follows:

	September 30, 2024	December 31, 2023
Income tax benefit at statutory rate	$(21,832)	(20,180)
Change in valuation allowance	21,832	20,180
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2024 is as follows:

	September 30, 2024	December 31, 2023
Net operating loss carry forward	$279,645	257,813
Valuation allowance	(279,645)	(257,813)
Net deferred tax assets	-	-

The Company has approximately $1,331,643 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

As of September 30, 2024, the Company had a total of 99,000,000 shares issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events occurring from September 30, 2024, through the date of this filing.

On October 1, 2024, the Company incurred a loan of $30,000. On October 10, 2024, the Company incurred a loan of $20,000. On October 24, 2024, the Company incurred a loan of $20,000. All three loans are unsecured, payable upon demand and carry no interest.

On October 1, 2024, the Company incurred a loan of $5,500.  The loan is unsecured, payable upon demand and carries no interest.

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

At September 30, 2024, we had an outstanding related-party loan of $95,558 and an unrelated party loan of $119,250.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $0 and only $297 from sales of our nutraceutical and dietary supplements business during the three and nine months periods ended September 30, 2024.  Accordingly, our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2024, from its cash of $4,755 as of September 30, 2024.  As of September 30, 2024, we had a working capital balance of $(19,239).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 as compared to Three Months Ended September 30, 2023:

We recorded revenues of $0 and $382, respectively, during the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024, general and administrative expenses were $23,065 as compared to $35,406 for the three months ended September 30, 2023. The decrease was primarily related to a decrease in stock issuance expense.

We recorded net losses of $23,065 and $35,406, respectively, during the three months ended September 30, 2024 and 2023.

Nine Months Ended September 30, 2024 as compared to Nine Months Ended September 30, 2024:

We recorded revenues of $297 and $2,080, respectively, during the nine months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024, general and administrative expenses were $104,111 as compared to $97,131 for the nine months ended September 30, 2023. The increase was primarily related to increases in interest and accounting and auditing expenses.

We recorded net losses of $103,962 and $96,096, respectively, during the three months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

At September 30, 2024, we had a cash balance of $4,755 and total current liabilities of $1,198, consisting of unearned revenue. Our working capital balance at September 30, 2024, was $(19,239). We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2024.

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

At September 30, 2024, our total assets were $179,432 consisting of cash of $4,755, and inventory of $174,677.

At September 30, 2024, our total liabilities were $198,671 and stockholders’ equity was $(19,239).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $23,065 and $35,210 for the three months ended September 30, 2024 and 2023, respectively; and $104,026 and $94,077 for the nine months ended September 30, 2024 and 2023, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $2,100 and $30,000, for the three months ended September 30, 2024 and 2023, respectively; and $55,550 and $60,000 for the nine months ended September 30, 2024 and 2023, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended September 30, 2024.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

GOLDENWELL BIOTECH, INC.

Date: November 26, 2024	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: November 26, 2024	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

