Form 10-K
period 2024-12-31
GOLDENWELL BIOTECH, INC.
filed 2025-05-15
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

__________________________________________________________

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

At June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $9,600,000.

As of April 16, 2025, there were 99,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Summary Financial Information

The tables and information below are derived from our financial statements as of December 31, 2024.

December 31, 2024
Financial Summary
Cash and Cash Equivalents	$49,404
Total Assets	224,192
Total Liabilities	271,433
Total Stockholders’ Equity	$(47,241)

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

Additionally, effective July 20, 2020 the Company has entered into an Exclusive License Agreement, dated July 20, 2020, with Ji Lin JZY Biotech Inc. (the “JZY Biotech License Agreement”), pursuant to which the Company has licensed from JZY BioTech the technology the Company uses in its products. The term of the JZY BioTech License Agreement is for the term of the underlying patent and covers all territories in the world, except China, and the term expires on January 11, 2035. The Company paid consideration of $10.00 for entering into the JZY Biotech License Agreement. Ji Lin JZY Biotech Inc. is controlled by Shang Liu, our President and Chief Executive Officer and a director of the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTCQB tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “GWLL”.  As of April 15, 2025, the Company had 99,000,000 shares of common stock issued and outstanding, and we had approximately 84 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2024.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2024.

ITEM 6. [RESERVED]

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

Apart from loans to related parties, the Company had outstanding loans to third parties in the amounts of $173,985 and $46,335 as of December 31, 2024 and 2023, respectively.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We are an early stage corporation and generated revenues of only $139 from sales of our nutraceutical and dietary supplements business during the twelve months ended December 31, 2024.

Our plan of operation for the 12 months following the filing of this Annual Report on Form 10-K is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2024, from its cash of $49,404. As of December 31, 2024, we had a working capital balance of $222,332.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2024 and 2023

As of December 31, 2024, we had accumulated deficit of $1,359,645. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Revenues	$139	$1,836
Cost of revenue	75	1,170
Gross profit	64	666
Total operating expenses	123,162	116,492
Other expense	8,400	1,535
Net loss	(131,498)	(117,361)

Revenue. We generated revenues of $139 and $1,836 for the years ended December 31, 2024 and 2023, respectively.

Cost of Revenue. Our cost of revenue was $75 and $1,170 for the years ended December 31, 2024 and 2023, respectively.

Gross Profit. We generated gross profits of $64 and $666 for the years ended December 31, 2024 and 2023, respectively.

General and Administrative Expenses (“G&A”). We incurred general and administrative expenses of $123,162 and $116,492 for the years ended December 31, 2024 and 2023, respectively. The increase in G&A is primarily attributable to the increase of professional fee, and partially offset with decrease of lease fee.

Net Loss. During the year ended December 31, 2024, we incurred a net loss of $131,498, as compared to $117,361 for the same period ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $49,404, and no accounts receivable deposits, prepayments or other receivables.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(123,077)	$(113,153)
Net cash provided by investing activities	$0	$0
Net cash provided by financing activities	119,250	120,388

Net Cash Used In Operating Activities.

For the year ended December 31, 2024, net cash used in operating activities was $123,077, which consisted primarily of payments for general and administrative expenses.

For the year ended December 31, 2023, net cash used in operating activities was $113,153, which consisted primarily of payments for general and administrative expenses.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the year ended December 31, 2024, there was no net cash provided by investing activities.

For the year ended December 31, 2023, there was no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2024, net cash provided by financing activities was $119,250, consisting primarily of proceeds from a loan from a third party.

For the year ended December 31, 2023, net cash provided by financing activities was $120,388, consisting primarily of proceeds from a loan from an officer of the Company and a third party.

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

ITEM 8. FINANCIAL STATEMENTS

Goldenwell Biotech, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Goldenwell Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Goldenwell Biotech, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred recurring losses from operations, has minimal operations, and needs additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2025.

Diamond Bar, California

May 14, 2025

GOLDENWELL BIOTECH INC
BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash	$49,404	$53,231
Inventory	174,788	174,863
TOTAL ASSETS	$224,192	$228,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Unearned revenue	$1,860	$1,914

NON-CURRENT LIABILITIES
Due to related party	95,588	95,588
Long-term liabilities	189,250	70,000
Discount on long-term liabilities	(15,265)	(23,665)
TOTAL LIABILITIES	271,433	143,837

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding at December 31, 2024 and 2023	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Accumulated deficit	(1,359,645)	(1,228,147)
Total stockholders' equity (deficit)	(47,241)	84,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$224,192	$228,094

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023

Revenue	$139	$1,836
Cost of revenues	(75)	(1,170)

Gross profit	64	666

Operating expenses
General and administrative	(123,162)	(116,492)
Total operating expenses	(123,162)	(116,492)

Loss from operations	(123,098)	(115,826)

Other Income and Expenses
Interest expense	(8,400)	(1,535)

Loss before income taxes	(131,498)	(117,361)

Income tax provision	-	-

Net loss	$(131,498)	$(117,361)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	99,000,000	99,000,000

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENTS OF CASH FLOWS

	For the Year Ended on December 31
	2024	2023
Cash Flows from Operating Activities:

Net loss	$(131,498)	$(117,361)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	8,400	1,535
Changes in operating assets and liabilities:
Change in inventory	75	1,195
Change in right of use asset	-	26,346
Unearned revenue	(54)	504
Change in lease liability	-	(25,372)
Net Cash used in Operating Activities	(123,077)	(113,153)

Cash flows from Financing Activities:
Proceeds from long-term loans	119,250	70,000
Discount on long-term loan	-	(25,200)
Proceeds from related party	-	75,588
Net Cash provided by Financing Activities	119,250	120,388

Net change in cash	(3,827)	7,235
Cash at beginning of period	53,231	45,996
Cash at end of period	$49,404	$53,231

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2022	99,000,000	$9,900	$1,302,504	$(1,110,786)	$201,618
Net loss	-	-	-	(117,361)	(117,361)
Balance - December 31, 2023	99,000,000	9,900	1,302,504	(1,228,147)	84,257
Net loss	-	-	-	(131,498)	(131,498)
Balance - December 31, 2024	99,000,000	$9,900	$1,302,504	$(1,359,645)	$(47,241)

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 7316 Capilano Dr. Solon, Ohio 44139. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained an accumulated deficit of $1,359,645 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. Management’s plans include financing from the Company's existing shareholders and private placements of its securities. No assurance can be given that the Company will be successful in these efforts.

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

Revenue Recognition

Revenue from sale of goods under Topic 606 is recognized in a manner that reasonably reflects the delivery of the Company’s products to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with customers that the Company believes is legally enforceable;
●	identification of performance obligation in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

The Company recognizes the amount of revenue when the Company satisfies a performance obligation to which it expects to be entitled for the transfer of promised goods to customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of December 31, 2024 and 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 4 – LONG-TERM LOAN

In October 2023, the Company obtained an unsecured loan from a third party, Megalight Inc. The repayment term is 3 years, and the total repayment amount at maturity is $70,000. During the year ended December 31, 2024 and 2023, the Company recorded interest expense in the amount of $8,400 and $1,535, respectively. As of December 31, 2024 and 2023, the net carrying amount of the loan was $54,735 and $46,335, respectively.

In May 2024, the Company borrowed $49,250 from the same third party. The loan is unsecured, non-interest bearing and is due in May 2027.

In October 2024, the Company borrowed $70,000 from the same third party. The loan is unsecured, non-interest bearing and is due in October 2027.

As of December 31, 2024 and 2023, the Company recorded $173,985 and $46,335, respectively, in long-term loans.

NOTE 5 – RELATED PARTY TRANSACTION

During the years ended December 31, 2024 and 2023, the Company received a loan of $0 and $75,588 from the Company’s CEO and Director, respectively. The amount is unsecured, non-interest bearing, and has not been formalized by a promissory note. The related party loan of $20,000 received on December 21, 2022, has a five-year term and remained outstanding as of December 31, 2024. The related party loans of $75,588 received during the year ended December 31, 2023 will mature in three years. As of December 31, 2024 and 2023, the Company owed $95,588 and $95,588, respectively, to its CEO and Director.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended December 31, 2024 and 2023 to the Company’s effective tax rate is as follows:

	December 31, 2024	December 31, 2023
Income tax benefit at statutory rate	$(27,615)	$(24,646)
Change in valuation allowance	27,615	24,646
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Net operating loss carry forward	$285,527	$257,912
Valuation allowance	(285,527)	(257,912)
Net deferred tax assets	$-	$-

The Company has approximately $1,359,645 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 300,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of December 31, 2024 and 2023, the Company had a total of 99,000,000 shares issued and outstanding.

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

Our management, including our Chief Executive Officer and President, and our Secretary, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our management concluded that as of December 31, 2024, these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Based on the results of this assessment, our management, including our Chief Executive Officer and President, and our Secretary, concluded that our internal control over financial reporting was not effective as of December 31, 2024, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Shuang Liu	47	President, Chief Executive Officer, and Director
Hua Xie	55	Secretary, and Director
Li Yang	56	Treasurer, and Director

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

Li Yang

Treasurer and Director

Li Yang has served as our Treasurer and a director since August 20, 2019. Since 2017, Mr. Yang has served as Chief Executive Officer of Australian Trefoil Health and Technologies Pty. Ltd., a company located in Australia. From 2011 until 2015, Mr. Yang was the Research Coordinator of the Mental Health and Drug Alcohol Service, Northern Sydney Local Health District, Australia. From 2007 until 2010, Mr. Yang was a Product Development Manager of Henan Sino-American Biotechnology Company, located in China, where he performed marketing research and analysis for biotechnology products, product promotional planning and sales forecasting, and participated in establishing marketing strategies and sale networks. From 2004 until 2006, Mr. Yang was a Lecturer of Biotechnology Zhengzhou Pasturage Engineering College, located in Henan Province, China. From 2001 to 2004, Mr. Yang was a Research Officer of Northcote Neuroscience Laboratory, at ANZAC Research Institute, Concord Hospital Sydney, Australia. From 1998 until 2000, Mr. Yang was a Research and Development Officer at Australian Genetics and Chemical Technological Pty. Ltd.. in Australia. In January 1996, Mr. Yang obtained his Master degree of Biotechnology in University of NSW, in Sydney, Australia. In July 1992, Mr Yang obtained his Bachelor of Medicine degree at the Xi’an Medical University, in Xi’an, China. Mr. Yang’s experience in health and health-related research led to our conclusion that he should be serving as a member of our Board of Directors in light of our business and structure.

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

Significant Employees and Consultants

As of December 31, 2024, the Company has no significant employees.  The Company is managed by our three officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2024 and 2023:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Shuang Liu (1)	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Hua Xie (2)	2024	0	0	0	0	0	0	44,174	44,174
	2023	0	0	0	0	0	0	42,448	42,448

Li Yang (3)	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

___________

(1) Appointed President and Chief Executive Officer, and served as director since August 20, 2019.

(2) Appointed Secretary and director on August 20, 2019.

(3) Appointed Treasurer and director on August 20, 2019.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2024.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2024.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2024.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2024:

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

The following table sets forth director compensation or the fiscal year ended December 31, 2024:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 15, 2025, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 99,000,000 shares of our common stock issued and outstanding as March 27, 2025. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Shuang Liu (3)	41,000,000	41.4%
Common Stock	Hua Xie (4)	5,000,000	5.0%
Common Stock	Li Yang (5)	10,000,000	10.1%
Common Stock	James Wang	7,000,000	7.0%
All directors and executive officers as a group (3 persons)		60,000,000	63.5%

______________

(1)	Calculated based on 99,000,000 shares of common stock issued and outstanding on April 15, 2025.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 581 Boston Mills Road, Suite 300, Hudson, Ohio 44236.
(3)	Appointed President and Chief Executive Officer, and served as director since August 20, 2019.
(4)	Appointed Secretary and director on August 20, 2019.
(5)	Appointed Treasurer and director on August 20, 2019.

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

For the years ended 2024 and 2023, Shuang Lie, our President and Chief Executive Officer, and a director, loaned $0 and $95,588, respectively, to the Company.  Such loans bear no interest and are unsecured.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2024 and 2023, the total fees charged to the company for audit services, including quarterly reviews, were $30,500 and $20,500, respectively, for accounting services were $5,450 and $4,500, respectively, and for tax services and other services were $1,500 and $0, respectively.

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

*Furnished, not filed.

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

GOLDENWELL BIOTECH, INC.

Date: May 14, 2025	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: May 14, 2025	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shuang Liu and Hua Xie, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Goldenwell Biotech, Inc. for the fiscal year ended December 31, 2024, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: May 14, 2025	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer, President, and Director (principal executive officer) (principal executive officer)

Date: May 14, 2025	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary and Director (principal financial officer and principal accounting officer)

Date: May 14, 2025	By:	/s/ Yang Li
	Name:	Yang Li
	Title:	Treasurer and Director

