Form 10-Q
period 2025-03-31
GOLDENWELL BIOTECH, INC.
filed 2025-05-27
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 21, 2025, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC

BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$17,127	$49,404
Inventory	174,788	174,788
TOTAL ASSETS	$191,915	$224,192

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Unearned revenue	$1,860	$1,860

NON-CURRENT LIABILITIES
Due to related party	95,588	95,588
Long-term liabilities	189,250	189,250
Discount on long-term liabilities	(13,165)	(15,265)
TOTAL LIABILITIES	273,533	271,433

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding as of March 31, 2025 and December 31, 2024	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Accumulated deficit	(1,394,022)	(1,359,645)
Total stockholders' equity (deficit)	(81,618)	(47,241)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$191,915	$224,192

The accompanying notes are an integral part of these unaudited financial statements.

GOLDENWELL BIOTECH INC
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

Revenue	$-	$-
Cost of revenues	-	-

Gross profit	-	-

Operating expenses
General and administrative	(32,277)	(28,956)
Total operating expenses	(32,277)	(28,956)

Loss from operations	(32,277)	(28,956)

Other Income and Expenses
Interest expense	(2,100)	(2,100)

Loss before income taxes	(34,377)	(31,056)

Income tax provision	-	-

Net loss	$(34,377)	$(31,056)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	99,000,000	99,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GOLDENWELL BIOTECH INC
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended March 31, 2025

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2024	99,000,000	$9,900	$1,302,504	$(1,359,645)	$(47,241)
Net loss	-	-	-	(34,377)	(34,377)
Balance - March 31, 2025	99,000,000	$9,900	$1,302,504	$(1,394,022)	$(81,618)

For the Three Months Ended March 31, 2024

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2023	99,000,000	$9,900	$1,302,504	$(1,228,147)	$84,257
Net loss	-	-	-	(31,056)	(31,056)
Balance - March 31, 2024	99,000,000	$9,900	$1,302,504	$(1,259,203)	$53,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENWELL BIOTECH INC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2024	2023
Cash Flows from Operating Activities:

Net loss	$(34,377)	$(31,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,100	2,100
Changes in operating assets and liabilities:
Unearned revenue	-	(54)
Net Cash used in Operating Activities	(32,277)	(29,010)

Net change in cash	(32,277)	(29,010)
Cash at beginning of period	49,404	53,231
Cash at end of period	$17,127	$24,221

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 7316 Capilano Dr. Solon, Ohio 44139. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated deficit of $1,394,022 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in the financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on May 15, 2025.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of March 31, 2025 and December 31, 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 4 – LONG-TERM LOAN

In October 2023, the Company obtained an unsecured loan from a third party, Megalight Inc. The repayment term is 3 years, and the total repayment amount at maturity is $70,000. During the three months ended March 31, 2025 and 2024, the Company recorded interest expense in the amount of $2,100 and $2,100, respectively. As of March 31, 2025 and December 31, 2024, the net carrying amount of the loan was $56,835 and $54,735, respectively.

In May 2024, the Company borrowed $49,250 from the same third party. The loan is unsecured, non-interest bearing and is due in May 2027.

In October 2024, the Company borrowed $70,000 from the same third party. The loan is unsecured, non-interest bearing and is due in October 2027.

As of March 31, 2025 and December 31, 2024, the Company recorded $176,085 and $173,985, respectively, in long-term loans.

NOTE 5 – RELATED PARTY TRANSACTION

The related party loan of $20,000 received on December 21, 2022, has a five-year term and remained outstanding as of March 31, 2025. The related party loans of $75,588 received during the year ended December 31, 2023 will mature in three years.

As of March 31, 2025 and December 31, 2024, the Company owed $95,588 and $95,588, respectively, to its CEO and Director. The amount is unsecured, non-interest bearing, and has not been formalized by a promissory note.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the three months ended March 31, 2025 and 2024 to the Company’s effective tax rate is as follows:

	For the Three Months Ended March 31,
	2025	2024
Income tax benefit at statutory rate	$(7,218)	$(6,522)
Change in valuation allowance	7,218	6,522
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2025 is as follows:

	March 31, 2025	December 31, 2024
Net operating loss carry forward	$292,745	$285,527
Valuation allowance	(292,745)	(285,527)
Net deferred tax assets	$-	$-

The Company has approximately $1,394,022 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 300,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of March 31, 2025 and December 31, 2024, the Company had a total of 99,000,000 shares issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2024 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56275; the “Form 10-K”), as filed with the Securities and Exchange Commission on May 15, 2025. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

At March 31, 2025, we have an outstanding related-party loan of $95,588.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $0 and $0 from sales of our nutraceutical and dietary supplements business during the three-month periods ended March 31, 2025, and 2024.  Accordingly, our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2024, from its cash of $17,127 as of March 31, 2025.  As of March 31, 2025, we had a working capital balance of $190,055.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 as compared to Three Months Ended March 31, 2024:

We recorded revenues of $0 and $0, respectively, during the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, general and administrative expenses were $32,227 as compared to $28,956 for the three months ended March 31, 2024.

We recorded net losses of $34,377 and $31,056, respectively, during the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

At March 31, 2025, we had a cash balance of $17,127 and total current liabilities of $1,860, consisting of unearned revenue. Our working capital balance at March 31, 2025, was $190,055. We sufficient cash on hand to fund our ongoing operational expenses through December 31, 2024.

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

At March 31, 2025, our total assets were $191,915 consisting of cash of $17,127, and inventory of $174,788.

At March 31, 2025, our total liabilities were $273,533 and stockholders’ equity was $(81,618).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $32,277 and $29,010 for the three months ended March 31, 2025 and 2024, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $0, for the three months ended March 31, 2025 and 2024, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2025.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

GOLDENWELL BIOTECH, INC.

Date: May 27, 2025	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: May 27, 2025	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

17