Form 10-Q
period 2025-06-30
GOLDENWELL BIOTECH, INC.
filed 2025-09-12
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-56275

GOLDENWELL BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2896086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7316 Capilano Dr.

Solon, Ohio 44139

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

As of September 11, 2025, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2025	December 31, 2024

CURRENT ASSETS
Cash	76,507	49,404
Accounts Receivable	0	0
Inventory (related party transaction)	174,788	174,788

NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	251,295	224,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Sales Revenue	1,860	1,860
Unearned Service Revenue	62,500
Total Current Liabilities	64,360	1,860
NONCURRENT LIABILITIES
Due from the related party	95,588	95,588
Long-term liabilities	189,250	189,250
Less Discount on Long-term Liabilities	(11,065)	(15,265)
TOTAL LIABILITIES	338,133	271,433

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding at December 31, 2024 99,000,000 issued and outstanding at June 30, 2025	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,399,241)	(1,359,645)
Total stockholders' equity	(86,838)	(47,241)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	251,295	224,192

 The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended on		Six Months Ended on
	30-Jun-25	30-Jun-24	30-Jun-25	30-Jun-24

REVENUE
Sales		139	0	297
Service Revenue	37,500		37,500
COST OF REVENUES	0	(69)		(148)

GROSS PROFIT	37,500	70	37,500	149

OPERATING EXPENSES
General and administrative	(40,620)	(47,890)	(72,896)	(76,846)

Total operating expenses	(40,620)	(47,890)	(72,896)	(76,846)

Operation Income	(3,120)	(47,820)	(35,396)	(76,697)

Other Income and Expenses
Interest Expense	(2,100)	(2,100)	(4,200)	(4,200)

Income tax provision		0		0

NET LOSS	(5,220)	(49,920)	(39,596)	(80,897)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	96,433,333	96,433,333	96,433,333

The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED June 30, 2025
(Unaudited)

	Three Months Ended on		Six Months Ended on
	30-Jun-25	30-Jun-24	30-Jun-25	30-Jun-24

Stockholders' equity at beginning of Period	(81,648)	53,280	(47,241)	84,257
Common Stock
Beginning Balances	1,312,404	1,312,404	1,312,404	1,312,404
Common stock	0	0	0	0
Additional paid-in capital	0	0	0	0
Ending balances	1,312,404	1,312,404	1,312,404	1,312,404
Accumulated Deficit
Beginning Balances	(1,394,021)	(1,259,124)	(1,359,645)	(1,228,147)
Net loss for the period	(5,220)	(49,920)	(39,596)	(80,897)
Dividends declared	0	0	0	0
Ending balances	(1,399,241)	(1,309,044)	(1,399,241)	(1,309,044)
Stockholders' equity at end of Period	(86,838)	3,360	(86,838)	3,360

The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended on June 30		For the Six Months Ended on June 30
	2025	2024	2025	2024
Cash Flows from Operating Activities:

Net Loss	(5,220)	(49,920)	(39,596)	(80,897)
Non-cash interest expense	2,100	2,100	4,200	4,200
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Change in Accounts Receivable	0	0	0	0
Change in inventory deposit	0	0	0	0
Change in inventory		69		148
Change in right of use asset	0	0	0	0
Changed in operating liabilities
Change in Accounts Payable	0	0	0	0
Unearned Sales Revenue				(212)
Unearned Service Revenue	62,500		62,500
Change in Lease liability	0	0	0	0
Net Cash used in Operating Activities	59,380	(47,751)	27,104	(76,761)

Cash flows from Financing Activities:
Proceeds from long-term loan		49250		49250
Discount on Long-term loan	0	0	0	0
Proceeds from issuance of common stock	0	0	0	0
Additional paid-capital	0	0	0	0
Stock subscription receivable	0	0	0	0
Net Cash provided by Financing Activities	0	49,250	0	49,250

Net change in cash	59,380	1,499	27,104	(27,511)
Cash at beginning of period	17,127	24,221	49,404	53,231
Cash at end of period	76,507	25,720	76,507	25,720

The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 7316 Capilano Dr. Solon, Ohio 44139. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,399,241 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

The results for the three months ended June 30, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2025 and for the related periods presented.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of March 31, 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Note 4 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction. On December 21, 2022, the Company borrowed a long-term loan from Shuang Liu, the Chief Executive Officer of the Company. On March 16, 2023, the Company borrowed a long-term loan from Shuang Liu. On July 17, 2023, the Company borrowed a long-term loan from Shuang Liu. On November 1 and November 14, 2023, the Company borrowed a long-term loan from Shuang Liu. The amount of loans from the related party was totaled $95,599 as of June 30, 2025.

NOTE 5 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of June 30, 2025 to the Company’s effective tax rate is as follows:

	June 30, 2025	December 31, 2024
Income tax benefit at statutory rate	$(1,096)	(27,597)
Change in valuation allowance	1,096	27,597
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2025 is as follows:

	June 30, 2025	December 31, 2024
Net operating loss carry forward	$293,841	285,525
Valuation allowance	(293,841)	(285,525)
Net deferred tax assets	—	—

The Company has approximately $1,399,241 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2042. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2025, the Company had a total of 99,000,000 shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

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

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. Substantially greater revenues are not anticipated until we complete the financing we endeavor to obtain, as described in this Form 10-Q, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

At June 30, 2025, we have an outstanding related-party loan of $95,588.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $0 and $0 from sales of our nutraceutical and dietary supplements business during the six-month periods ended June 30, 2025, and 2024.  Accordingly, our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2024, from its cash of $4,755 as of June 30, 2025. As of June 30, 2025, we had a working capital balance of $(19,239).

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2025 as compared to Three and Six Months Ended June 30, 2024:

We recorded sales revenues of $0 and $139, respectively, during the three months ended June 30, 2025 and 2024.

We recorded sales revenues of $0 and $297, respectively, during the six months ended June 30, 2025 and 2024.

We recorded services revenues of $25,000 and $0, respectively, during the three and six months ended June 30, 2025 and 2024.

For the three months ended June 30, 2025 and 2024, general and administrative expenses were $40,620 and $47,890, respectively.

For the six months ended June 30, 2025 and 2024, general and administrative expenses were $72,892 and $76,846, respectively.

We recorded net losses of $17,720 and $49,920, respectively, during the three months ended June 30, 2025 and 2024.

We recorded net losses of $52,096 and $80,897, respectively, during the six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

At June 30, 2025, we had a cash balance of $76,507 and total current liabilities of $350,633, consisting of unearned revenue. Our working capital balance at June 30, 2025, was $(99,337). We have sufficient cash on hand to fund our ongoing operational expenses through December 31, 2024.

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

At June 30, 2025, our total assets were $251,295, consisting of cash of $76,507, and inventory of $174,788.

At June 30, 2025, our total liabilities were $350,633 and stockholders’ equity was $(99,337).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $59,380 and $(47,751) for the three months ended June 30, 2025 and 2024, respectively.  For the six months ended June 30, 2025 and 2024, net cash used in operations was $27,104 and $(76,761), respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $49,250, for the three months ended June 30, 2025 and 2024, respectively.  For the six months ended June 30, 2025 and 2024, net cash flows provided by financing activities was $0 and $49,250, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the six months ended June 30, 2025.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

GOLDENWELL BIOTECH, INC.

Date: September 12, 2025	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: September 12, 2025	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

