Form 10-Q
period 2025-09-30
GOLDENWELL BIOTECH, INC.
filed 2025-12-08
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of December 5, 2025, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC

BALANCE SHEET

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	45,622	49,404
Accounts Receivable	0	0
Inventory (related party transaction)	174,788	174,788

NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	220,410	224,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Sales Revenue	1,860	1,860
Unearned Service Revenue	37,500	0
Total Current Liabilities	39,360	1,860
NONCURRENT LIABILITIES
Due from the related party	95,588	95,588
Long-term liabilities	189,250	189,250
Less Discount on Long-term Liabilities	(8,965)	(15,265)
TOTAL LIABILITIES	315,233	271,433

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding at December 31, 2024 99,000,000 issued and outstanding at September 30, 2025	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,407,226)	(1,359,645)
Total stockholders' equity	(94,823)	(47,241)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	220,410	224,192

The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on September 30		Nine Months Ended on September 30
	2025	2024	2025	2024

REVENUE
Sales	0	0	0	297
Service Revenue	25,000	0	62,500	0
COST OF REVENUES	0	0	0	(148)

GROSS PROFIT	25,000	0	62,500	149

OPERATING EXPENSES
General and administrative	(30,885)	(20,965)	(103,781)	(99,911)

Total operating expenses	(30,885)	(20,965)	(103,781)	(99,911)

Operation Income	(5,885)	(20,965)	(41,281)	(99,762)

Other Income and Expenses
Interest Expense	(2,100)	(2,100)	(6,300)	(4,200)

Income tax provision	0	0	0	0

NET LOSS	(7,985)	(23,065)	(47,581)	(103,962)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	96,433,333	96,433,333	96,433,333

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED September 30, 2024
(Unaudited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - January 1, 2024	9,900,000	9,900	1,302,504		(1,227,681)	84,723

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(30,977)	(30,977)
Balance - March 31, 2024	9,900,000	9,900	1,302,504		(1,258,658)	53,746

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(49,920)	(49,920)
Balance - June 30, 2024	9,900,000	9,900	1,302,504		(1,308,578)	3,826

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(23,065)	(23,065)
Balance - September 30, 2024	9,900,000	9,900	1,302,504		(1,331,643)	(19,239)

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED September 30, 2025
(Unaudited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - January 1, 2025	9,900,000	9,900	1,302,504	0	(1,359,645)	(47,241)

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(34,376)	(34,376)
Balance - March 31, 2025	9,900,000	9,900	1,302,504	0	(1,394,021)	(81,618)

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(5,220)	(5,220)
Balance - June 30, 2025	9,900,000	9,900	1,302,504	0	(1,399,241)	(86,838)

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(7,985)	(7,985)
Balance - September 30, 2025	9,900,000	9,900	1,302,504	0	(1,407,226)	(94,823)

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended on September 30
	2025	2024
Cash Flows from Operating Activities:

Net Loss	(47,581)	(103,962)
Non-cash interest expense	6,300	6,300
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Change in Accounts Receivable	0	0
Change in inventory deposit	0	0
Change in inventory	0	148
Change in right of use asset	0	0
Changed in operating liabilities
Change in Accounts Payable	0	0
Unearned Sales Revenue	0	(212)
Unearned Service Revenue	37,500	0
Change in Lease liability	0	0
Net Cash used in Operating Activities	(3,781)	(97,726)

Cash flows from Financing Activities:
Proceeds from long-term loan	0	49,250
Discount on Long-term loan	0	0
Proceeds from issuance of common stock	0	0
Additional paid-capital	0	0
Stock subscription receivable	0	0
Net Cash provided by Financing Activities	0	49,250

Net change in cash	(3,781)	(48,476)
Cash at beginning of period	49,404	53,231
Cash at end of period	45,622	4,755

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 7316 Capilano Dr. Solon, Ohio 44139. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,407,226 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

The results for the three months ended September 30, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2025 and for the related periods presented.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of September 30, 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Note 4 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction. On December 21, 2022, the Company borrowed a long-term loan from Shuang Liu, the Chief Executive Officer of the Company. On March 16, 2023, the Company borrowed a long-term loan from Shuang Liu. On July 17, 2023, the Company borrowed a long-term loan from Shuang Liu. On November 1 and November 14, 2023, the Company borrowed a long-term loan from Shuang Liu. The amount of loans from the related party was totaled $95,588 as of September 30, 2025.

NOTE 5 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of September 30, 2025, to the Company’s effective tax rate is as follows:

	September 30, 2025	December 31, 2024
Income tax benefit at statutory rate	$(1,677)	(27,597)
Change in valuation allowance	1,677	27,597
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2025, is as follows:

	September 30, 2025	December 31, 2024
Net operating loss carry forward	$295,518	285,525
Valuation allowance	(295,518)	(285,525)
Net deferred tax assets	—	—

The Company has approximately $1,407,226 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2042. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 300,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On August 20, 2019, the Company issued 41,000,000 shares of common stock to its founders for a subscription amount of $41,000. As of December 31, 2019, the subscription amount of $41,000 has been paid. On August 20, 2019, the Company issued 39,000,000 shares of common stock for a subscription amount of $209,204.

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

As of September 30, 2025, the Company had a total of 99,000,000 shares issued and outstanding.

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

At September 30, 2025, we have an outstanding related-party loan of $95,588.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $0 and $297 from sales of our nutraceutical and dietary supplements business during the nine-month periods ended September 30, 2025, and 2024. Accordingly, our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2024, from its cash of $45,622 as of September 30, 2025.  As of September 30, 2025, we had a working capital balance of $(94,823).

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2025 as compared to Three and Nine Months Ended March 31, 2024:

We recorded sales revenues of $0 and $297, respectively, during the three and nine months ended September 30, 2025 and 2024.

We recorded sales revenues of $25,000 and $62,500, respectively, during the three and nine months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025 and 2024, general and administrative expenses were $30,885 and $20,965, respectively.

For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $103,781 and $99,911, respectively.

We recorded net losses of $7,985 and $23,065, respectively, during the three months ended September 30, 2025 and 2024.

We recorded net losses of $47,581 and $103,962, respectively, during the nine months ended September 30, 2025 and 2024.

Liquidity and Capital Resources

At September 30, 2025, we had a cash balance of $45,622 and total current liabilities of $315,233, consisting of unearned revenue. Our working capital balance at September 30, 2025, was $(94,823). We have sufficient cash on hand to fund our ongoing operational expenses through December 31, 2024.

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

At September 30, 2025, our total assets were $220,410, consisting of cash of $45,622, and inventory of $174,788.

At September 30, 2025, our total liabilities were $315,233 and stockholders’ equity was $(94,823).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $(3,781) and $(97,726) for the nine months ended September 30, 2025 and 2024, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $49,250, for the nine months ended September 30, 2025 and 2024, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the six months ended September 30, 2025.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

__________

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: December 8, 2025	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: December 8, 2025	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

