Form 10-Q/A
period 2025-03-31
GOLDENWELL BIOTECH, INC.
filed 2026-06-26
CIK 1800373

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

Explanatory Note

On May 27, 2026, Goldenwell Biotech, Inc. (the “Company”), filed a Current Report on Form 8-K, disclosing, among other things, that the financial statements disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “March 31, 2025 Form 10-Q”), filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2025, could no longer be relied upon. This Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, fully restates the Company’s financial statements for the fiscal quarter ended March 31, 2025, and its related notes to financial statements and related disclosures in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

2

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to Quarterly Report on Form 10-Q of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, climate change, pandemics, political changes, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

ASSETS	March 31, 2025	December 31, 2024
	As restated

CURRENT ASSETS
Cash	17,127	49,404
Accounts Receivable	0	0
Inventory (related party transaction)	174,788	174,788
NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	191,915	224,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Revenue	1,860	1,860
Accrued Legal Fee	4,160	0
NONCURRENT LIABILITIES
Due from the related party	95,588	95,588
Long-term liabilities	189,250	189,250
Less Discount on Long-term Liabilities	(13,165)	(15,265)
TOTAL LIABILITIES	277,693	271,433

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,
99,000,000 issued and outstanding at December 31, 2024
99,000,000 issued and outstanding at March 31, 2025	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,398,181)	(1,359,645)
Total stockholders' equity	(85,778)	(47,241)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	191,915	224,192

The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on
	31-Mar-25	31-Mar-24
	As restated

REVENUE
Sales	0	0
COST OF REVENUES	0	0

GROSS PROFIT	0	0

OPERATING EXPENSES
General and administrative	(36,436)	(28,956)

Total operating expenses	(36,436)	(28,956)

Operation Income	(36,436)	(28,956)

Other Income and Expenses
Interest Expense	(2,100)	(2,100)

Income tax provision	0	0

NET LOSS	(38,536)	(31,056)

Earning per share - basic and diluted	0	0

Weighted average number of shares outstanding - basic and diluted	99,000,000	99,000,000

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED March 31, 2025
(Unaudited)

As restated
For the Three Months Ended March 31, 2025			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2024	99,000,000	9,900	1,302,504		(1,359,645)	(47,241)
Net loss for the period					(38,536)	(38,536)
Balance - March 31, 2025	99,000,000	9,900	1,302,504	0	(1,398,181)	(85,778)

For the Three Months Ended March 31, 2024			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2023	99,000,000	9,900	1,302,504		(1,228,147)	84,257
Net loss for the period					(31,056)	(31,056)
Balance - March 31, 2024	99,000,000	9,900	1,302,504	0	(1,259,203)	53,201

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended on March 31
	2025	2024
	As restated
Cash Flows from Operating Activities:

Net Loss	(38,536)	(31,056)
Non-cash interest expense	2,100	2,100
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Change in Accounts Receivable	0	0
Change in inventory deposit	0	0
Change in inventory	0	0
Change in right of use asset	0	0
Changed in operating liabilities
Change in Accounts Payable	0	0
Change in Unearned Revenue	0	(54)
Change in Lease liability	0	0
Change in Accrued Legal Fee	4,160	0
Net Cash used in Operating Activities	(32,276)	(29,010)

Cash flows from Financing Activities:
Proceeds from long-term loan	0	0
Discount on Long-term loan	0	0
Proceeds from issuance of common stock	0	0
Additional paid-capital	0	0
Stock subscription receivable	0	0
Net Cash provided by Financing Activities	0	0

Net change in cash	(32,276)	(29,010)
Cash at beginning of period	49,404	53,231
Cash at end of period	17,127	24,221

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 7316 Capilano Dr. Solon, Ohio 44139. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,398,181 since its inception. These factors, among others, aise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

The results for the three months ended March 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2025 and for the related periods presented.

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

Note 4 – RELATED PARTY TRANSACTION

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction. On December 21, 2022, the Company borrowed a long-term loan from Shuang Liu, the Chief Executive Officer of the Company. On March 16, 2023, the Company borrowed a long-term loan from Shuang Liu. On July 17, 2023, the Company borrowed a long-term loan from Shuang Liu. On November 1 and November 14, 2023, the Company borrowed a long-term loan from Shuang Liu. The amount of loans from the related party was totaled $95,599 as of March 31, 2025.

NOTE 5 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of March 31, 2025 to the Company’s effective tax rate is as follows:

	March 31, 2025	December 31, 2024
Income tax benefit at statutory rate	$(8,093)	(27,615)
Change in valuation allowance	8,093	27,615
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2025 is as follows:

	March 31, 2025	December 31, 2024
Net operating loss carry forward	$293,618	285,525
Valuation allowance	(293,618)	(285,525)
Net deferred tax assets	—	—

The Company has approximately $1,398,181 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2042. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

As of March 31, 2025, the Company had a total of 99,000,000 shares issued and outstanding.

NOTE 7 - CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT

On May 19, 2026, the Company’s independent registered public accounting firm, Michael Gillsepie & Associates, PLLC (“Gillespie & Associates”), notified the Company that the Company did not follow US GAAP because an invoice dated September 23, 2025, from the Company’s legal counsel in the amount of $9,840 to the Company, which should have been recorded in the fiscal quarters when services were performed as legal expense and accrued legal fee,  instead of recorded in the fiscal quarter in which the Company received the invoice.  Per ASC 250-10, since the error correction is material and material to financial statements previously issued, Management is promptly correcting the errors and restating previously issued financial statements.

	March 31,
	2025	2025	Amount of
	Originally Reported	Restated	Change
Expenses:
Legal Fee	0	4,160	(4,160)
NET LOSS	(34,376)	(38,536)	4,160

	March 31
	2025	2025	Amount of
	Originally Reported	Restated	Change
Accrued Legal Fee	0	4,160	(4,160)
TOTAL LIABILITIES
Accumulated Deficit	(1,394,021)	(1,398,181)	4,160
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(81,618)	(85,778)	4,160
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	191,915	191,915	0

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Amendment No. 1 to Form 10-Q together with (ii) the more detailed business information and the December 31, 2024 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56275; the “Form 10-K”), as filed with the Securities and Exchange Commission on May 15, 2025. Statements in this section and elsewhere in this Amendment No. 1 to Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2024, from its cash of $17,127 as of March 31, 2025. As of March 31, 2025, we had a working capital balance of $(277,693).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 as compared to Three Months Ended March 31, 2024:

We recorded revenues of $0 and $0, respectively, during the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, general and administrative expenses were $36,436 as compared to $28,956 for the three months ended March 31, 2024.

We recorded net losses of $38,536 and $31,056, respectively, during the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

At March 31, 2025, we had a cash balance of $17,127 and total current liabilities of $277,693, consisting of accrued legal fees and unearned revenue. Our working capital balance at March 31, 2025, was $(277,693). We believe that we have sufficient cash on hand to fund our ongoing operational expenses through December 31, 2024.

Material hurdles remain until we can increase sales of our products. First, we must construct manufacturing facilities, which includes locating a site, installing a workshop and setting up equipment. No special equipment needs to be engineered or produced. All needed equipment is presently available from existing manufacturers. Second, our workforce will need to be trained, however, no specialize education or experience is needed by labor we intend to hire. We estimate that we need approximately $5,000,000 to complete such activities and that it would take approximately one year to complete such activities. Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing  shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our activities. In the absence of such financing, our business will fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue the expansion of our business.

At March 31, 2025, our total assets were $191,915 consisting of cash of $17,127, and inventory of $174,788.

At March 31, 2025, our total liabilities were $277,693 and stockholders’ equity was $(85,778).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $32,276 and $29,010 for the three months ended March 31, 2025 and 2024, respectively.

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

GOLDENWELL BIOTECH, INC.

Date: June 23, 2026	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: June 23, 2026	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

