Form 10-Q/A
period 2025-06-30
GOLDENWELL BIOTECH, INC.
filed 2026-06-26
CIK 1800373

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

Explanatory Note

On May 27, 2026, Goldenwell Biotech, Inc. (the “Company”), filed a Current Report on Form 8-K, disclosing, among other things, that the financial statements disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “June 30, 2025 Form 10-Q”), filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2025, could no longer be relied upon. This Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, fully restates the Company’s financial statements for the fiscal quarter ended June 30, 2025, and its related notes to financial statements and related disclosures in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

	June 30, 2025	December 31, 2024
	As Restated

ASSETS

CURRENT ASSETS
Cash	76,507	49,404
Accounts Receivable	0	0
Inventory (related party transaction)	174,788	174,788
Prepaid OTCQB Fee	16,020	0
NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	267,315	224,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Sales Revenue	1,860	1,860
Unearned Service Revenue	100,000	0
Accrued Legal Fee	7,760	0
Total Current Liabilities	109,620	1,860
NONCURRENT LIABILITIES
Due from the related party	95,588	95,588
Long-term liabilities	189,250	189,250
Less Discount on Long-term Liabilities	(11,065)	(15,265)
TOTAL LIABILITIES	383,393	271,433

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,
99,000,000 issued and outstanding at December 31, 2024
99,000,000 issued and outstanding at June 30, 2025	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,428,481)	(1,359,645)
Total stockholders' equity	(116,079)	(47,241)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	267,315	224,192

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended on		Six Months Ended on
	30-Jun-25	30-Jun-24	30-Jun-25	30-Jun-24
	As Restated		As Restated

REVENUE
Sales	0	139	0	297
Service Revenue	0	0	0	0
COST OF REVENUES	0	(69)	0	(148)

GROSS PROFIT	0	70	0	149

OPERATING EXPENSES
General and administrative	(28,200)	(47,890)	(64,636)	(76,846)

Total operating expenses	(28,200)	(47,890)	(64,636)	(76,846)

Operation Income	(28,200)	(47,820)	(64,636)	(76,697)

Other Income and Expenses
Interest Expense	(2,100)	(2,100)	(4,200)	(4,200)

Income tax provision	0	0	0	0

NET LOSS	(30,300)	(49,920)	(68,836)	(80,897)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	96,433,333	96,433,333	96,433,333

 The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED June 30, 2025
(Unaudited)
As Restated

For the Six Months Ended June 30, 2025
			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2024	99,000,000	9,900	1,302,504	0	(1,359,645)	(47,241)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					38,536)	(38,536)
Balance - March 31, 2025	99,000,000	9,900	1,302,504	0	(1,398,181)	(85,778)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(30,300)	(30,300)
Balance - June 30, 2025	99,000,000	9,900	1,302,504	0	(1,428,481)	(116,079)

For the Six Months Ended June 30, 2024			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2023	99,000,000	9,900	1,302,504	0	(1,228,147)	84,257
Net loss for the period					(31,056)	(31,056)
Balance - March 31, 2024	99,000,000	9,900	1,302,504	0	(1,259,124)	53,280
Net loss for the period					(49,920)	(49,920)
Balance - June 30, 2024	99,000,000	9,900	1,302,504	0	(1,309,044)	3,360

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Six Months Ended on June 30
	2025	2024
	As Restated
Cash Flows from Operating Activities:

Net Loss	(68,836)	(80,897)
Non-cash interest expense	4,200	4,200
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets
Change in Accounts Receivable	0	0
Change in inventory deposit	0	0
Change in inventory	0	148
Change in right of use asset	0	0
Change in Prepaid OTCQB Fee	(16,020)	0
Changed in operating liabilities
Change in Accounts Payable	0	0
Unearned Sales Revenue	0	(212)
Unearned Service Revenue	100,000	0
Change in Lease liability	0	0
Change in Accrued Legal Fee	7,760	0
Net Cash used in Operating Activities	27,104	(76,761)

Cash flows from Financing Activities:
Proceeds from long-term loan	0	49250
Discount on Long-term loan	0	0
Proceeds from issuance of common stock	0	0
Additional paid-capital	0	0
Stock subscription receivable	0	0
Net Cash provided by Financing Activities	0	49,250

Net change in cash	27,104	(27,511)
Cash at beginning of period	49,404	53,231
Cash at end of period	76,507	25,720

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,428,481 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

NOTE 5 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of June 30, 2025 to the Company’s effective tax rate is as follows:

	June 30, 2025	December 31, 2024
Income tax benefit at statutory rate	$(6,069)	(28,286)
Change in valuation allowance	6,069	28,286
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2025 is as follows:

	June 30, 2025	December 31, 2024
Net operating loss carry forward	$296,466	286,214
Valuation allowance	(296,466)	(286,214)
Net deferred tax assets	—	—

The Company has approximately $1,428,482 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2042. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

NOTE 7 - CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT

On May 19, 2026, the Company’s independent registered public accounting firm, Michael Gillsepie & Associates, PLLC (“Gillespie & Associates”), notified the Company that the Company did not follow US GAAP because an invoice dated September 23, 2025, from the Company’s legal counsel in the amount of $9,840 to the Company, which covered legal services rendered to the Company between May 21, 2024 and September 23, 2025, should have been recorded in the fiscal quarters when services were performed as legal expense and accrued legal fee,  instead of recorded in the fiscal quarter in which the Company received the invoice.

Gillespie & Associates also notified the Company that the Company made errors in the timing of revenue recognition associated with a service contract that was effective starting on April 1, 2025. The Company did not meet the criteria for revenue recognition and should not record any service revenue from April 1, 2025 – June 30, 2025. The Company misclassified prepaid fees to the OTC Markes Group, Inc. that should have been deferred and amortized over the applicable contract terms.

Per ASC 250-10, since the error correction is material and material to financial statements previously issued, Management is promptly correcting the errors and restating previously issued financial statements.

	June 30,
	2025	2025	Amount of
	Originally Reported	Restated	Change
Service Revenue	37,500	0	37,500
Expenses:
OTCQB Fee	16,020	0	16,020
Legal Fee	0	2,200	(2,200)
NET LOSS	(5,220)	(28,900)	23,680

	June 30
	2025	2025	Amount of
	Originally Reported	Restated	Change
Prepaid OTCQB Annual Fee	0	16,020	(16,020)
TOTAL ASSETS	251,295	267,315	(16,020)

Unearned Service Revenue	62,500	100,000	(37,500)
Accrued Legal Fee	0	7,760	(7,760)
TOTAL LIABILITIES	0	0	0
Accumulated Deficit	(1,399,241)	(1,428,482)	29,241
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(86,838)	(116,079)	29,241
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	(251,295)	(267,315)	16,020

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

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2025, from its cash of $76,507 as of June 30, 2025. As of June 30, 2025, we had a working capital balance of $(306,886).

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2025 as compared to Three and Six Months Ended June 30, 2024:

We recorded sales revenues of $0 and $139, respectively, during the three months ended June 30, 2025 and 2024.

We recorded sales revenues of $0 and $297, respectively, during the six months ended June 30, 2025 and 2024.

For the three months ended June 30, 2025 and 2024, general and administrative expenses were $28,200 and $47,890, respectively.

For the six months ended June 30, 2025 and 2024, general and administrative expenses were $64,636 and $76,846, respectively.

We recorded net losses of $30,300 and $49,920, respectively, during the three months ended June 30, 2025 and 2024.

We recorded net losses of $68,836 and $80,897, respectively, during the six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

At June 30, 2025, we had a cash balance of $76,507 and total current liabilities of $383,393, consisting of unearned revenue and accrued legal fees. Our working capital balance at June 30, 2025, was $(306,886). We have sufficient cash on hand to fund our ongoing operational expenses through December 31, 2025.

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

At June 30, 2025, our total assets were $267,315, consisting of cash of $76,507, inventory of $174,788, and a prepaid fee to the OTC Markets Group, Inc. of $16,020.

At June 30, 2025, our total liabilities were $383,393 and stockholders’ equity was $(116,079).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $27,104 and $(76,761) for the six months ended June 30, 2025 and 2024, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $49,250, for the six months ended June 30, 2025 and 2024, respectively.

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

GOLDENWELL BIOTECH, INC.

Date: June 26, 2026	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: June 26, 2026	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

