Form 10-Q/A
period 2025-09-30
GOLDENWELL BIOTECH, INC.
filed 2026-06-29
CIK 1800373

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

_____________________________________________________________

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

Explanatory Note

On May 27, 2026, Goldenwell Biotech, Inc. (the “Company”), filed a Current Report on Form 8-K, disclosing, among other things, that the financial statements disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (the “September 30, 2025 Form 10-Q”), filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2025, could no longer be relied upon.  This Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, fully restates the Company’s financial statements for the fiscal quarter ended September 30, 2025, and its related notes to financial statements and related disclosures in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC

BALANCE SHEET

(Unaudited)

	September 30, 2025	December 31, 2024
	As Restated
ASSETS
CURRENT ASSETS
Cash	45,622	49,404
Accounts Receivable
Inventory (related party transaction)	174,788	174,788
Prepaid OTCQB Fee	13,350
NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	233,760	224,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Sales Revenue	1,860	1,860
Unearned Service Revenue	100,000
Accrued Legal Fee	0
Total Current Liabilities	101,860	1,860
NONCURRENT LIABILITIES
Due from the related party	95,588	95,588
Long-term liabilities	189,250	189,250
Less Discount on Long-term Liabilities	(8,965)	(15,265)
TOTAL LIABILITIES	377,733	271,433

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,
99,000,000 issued and outstanding at December 31, 2024
99,000,000 issued and outstanding at September 30, 2025	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,456,377)	(1,359,645)
Total stockholders' equity	(143,974)	(47,241)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	233,760	224,192

The accompanying notes are an integral part of these  financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on		Nine Months Ended on
	30-Sep-25	30-Sep-24	30-Sep-25	30-Sep-24
	As Restated		As Restated

REVENUE
Sales		0		297
Service Revenue	0		0
COST OF REVENUES		0		(148)

GROSS PROFIT	0	0	0	149

OPERATING EXPENSES
General and administrative	(25,795)	(20,965)	(90,431)	(99,911)

Total operating expenses	(25,795)	(20,965)	(90,431)	(99,911)

Operation Income	(25,795)	(20,965)	(90,431)	(99,762)

Other Income and Expenses
Interest Expense	(2,100)	(2,100)	(6,300)	(4,200)

Income tax provision	0	0	0	0

NET LOSS	(27,895)	(23,065)	(96,731)	(103,962)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	96,433,333	96,433,333	96,433,333	96,433,333

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE QUARTER ENDED September 30, 2025

(Unaudited)

As Restated

For the Nine Months Ended on September 30, 2025

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2024	99,000,000	9,900	1,302,504		(1,359,645)	(47,241)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(38,536)	(38,536)
Balance - March 31, 2025	99,000,000	9,900	1,302,504	0	(1,398,181)	(85,778)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(30,300)	(30,300)
Balance - June 30, 2025	99,000,000	9,900	1,302,504	0	(1,428,481)	(116,079)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(27,895)	(27,895)
Balance - September 30, 2025	99,000,000	9,900	1,302,504	0	(1,456,377)	(143,974)

For the Nine Months Ended September 30, 2024

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2023	99,000,000	9,900	1,302,504		(1,227,681)	84,723
Net loss for the period					(30,977)	(30,977)
Balance - March 31, 2024	99,000,000	9,900	1,302,504	0	(1,258,658)	53,746
Net loss for the period					(49,920)	(49,920)
Balance - June 30, 2024	99,000,000	9,900	1,302,504	0	(1,308,578)	3,826
Net loss for the period					(23,065)	(23,065)
Balance -September 30, 2024	99,000,000	9,900	1,302,504	0	(1,331,643)	(19,239)

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended on September 30
	2025	2024
	As Restated
Cash Flows from Operating Activities:

Net Loss	(96,731)	(103,962)
Non-cash interest expense	6,300	6,300
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Change in Accounts Receivable
Change in inventory deposit
Change in inventory		148
Change in right of use asset
Change in Prepaid OTCQB fee	(13,350)
Changed in operating liabilities
Change in Accounts Payable
Change in Unearned Sales Revenue		(212)
Change in Unearned Service Revenue	100,000
Change in Accrued Legal Fee
Change in Lease liability
Net Cash used in Operating Activities	(3,781)	(97,726)

Cash flows from Financing Activities:
Proceeds from long-term loan		49,250
Discount on Long-term loan
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained an accumulated net loss of $1,456,377 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

NOTE 4 - RELATED PARTY TRANSACTION

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

NOTE 5 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of September 30, 2025, to the Company’s effective tax rate is as follows:

	September 30, 2025	December 31, 2024
Income tax benefit at statutory rate	$(5,858)	(27,615)
Change in valuation allowance	5,858	27,615
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2025, is as follows:

	September 30, 2025	December 31, 2024
Net operating loss carry forward	$305,839	285,525
Valuation allowance	(305,839)	(285,525)
Net deferred tax assets	—	—

The Company has approximately $1,456,377 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2042. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Gillespie & Associates also notified the Company that the Company made errors in the timing of revenue recognition associated with a service contract that was effective starting on April 1, 2025. The Company did not meet the criteria for revenue recognition and should not record any service revenue from July 1, 2025, to September 30, 2025. The Company misclassified prepaid fees to the OTC Markes Group, Inc. that should have been deferred and amortized over the applicable contract terms.

Per ASC 250-10, since the error correction is material and material to financial statements previously issued, Management is promptly correcting the errors and restating previously issued financial statements.

	September 30,
	2025	2025	Amount of
	Originally Reported	Restated	Change
Service Revenue	25,000	0	25,000
Expenses:
OTCQB	0	2,670	(2,670)
Legal Fee	9,840	2,080	7,760
NET LOSS	(7,985)	(27,895)	19,910

	September 30,
	2025	2025	Amount of
	Originally Reported	Restated	Change
Prepaid OTCQB Annual Fee	0	13,350	(13,350)
TOTAL ASSETS	220,410	233,760	(13,350)

Unearned Service Revenue	37,500	100,000	(62,500)
Accrued Legal Fee	0	0	0
TOTAL LIABILITIES			(62,500)
Accumulated Deficit	(1,407,226)	(1,456,377)	49,151
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(94,823)	(143,974)	49,151
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	(220,410)	(233,760)	13,350

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2025 as compared to Three and Nine Months Ended March 31, 2024:

We recorded sales revenues of $0 and $0, respectively, during the three months ended September 30, 2025 and 2024.

We recorded sales revenues of $0 and $297, respectively, during the nine months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025 and 2024, general and administrative expenses were $25,795 and $22,165, respectively.

For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $90,431 and $99,762, respectively.

We recorded net losses of $27,895 and $23,065, respectively, during the three months ended September 30, 2025 and 2024.

We recorded net losses of $93,731 and $103,692, respectively, during the nine months ended September 30, 2025 and 2024.

Liquidity and Capital Resources

At September 30, 2025, we had a cash balance of $45,622 and total current liabilities of $377,733, consisting of unearned revenue. Our working capital balance at September 30, 2025, was $(332,111). We have sufficient cash on hand to fund our ongoing operational expenses through December 31, 2025.

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

At September 30, 2025, our total assets were $233,760, consisting of cash of $45,622, inventory of $174,788, and a prepaid fee of 13,350 to OTC Markets Group, Inc.

At September 30, 2025, our total liabilities were $377,733 and stockholders’ equity was $(143,974).

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

GOLDENWELL BIOTECH, INC.

Date: June 29, 2026	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: June 29, 2026	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

