Form 10-Q
period 2026-03-31
GOLDENWELL BIOTECH, INC.
filed 2026-07-01
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of June 28, 2026, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC
BALANCE SHEET
(Unaudited)

ASSETS	March 31, 2026	December 31, 2025

CURRENT ASSETS
Cash	13,414	26,775
Accounts Receivable
Inventory (related party transaction)	0	174,745
Less Allowance for Inventory Obsolescence		(174,745)
Prepaid OTCQB Fee	5,340	9,345
NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	18,754	36,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Sales Revenue	0	1,860
Unearned Service Revenue	100,000	100,000
Accrued Legal Fee	0
Total Current Liabilities	100,000	101,860
NONCURRENT LIABILITIES
Due from the related party	95,588	95,588
Long-term liabilities	189,250	189,250
Less Discount on Long-term Liabilities	(4,765)	(6,865)
TOTAL LIABILITIES	380,073	379,833

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized,
99,000,000 issued and outstanding at December 31, 2025
99,000,000 issued and outstanding at March 31, 2026	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,673,722)	(1,656,117)
Total stockholders’ equity	(361,319)	(343,713)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	18,754	36,120

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended on
	31-Mar-26	31-Mar-25
		As Restated

REVENUE
Sales	0	0
Service Revenue	0
COST OF REVENUES	0	0

GROSS PROFIT	0	0

OPERATING EXPENSES
General and administrative	(31,335)	(36,436)

Total operating expenses	(31,335)	(36,436)

Operation Income	(31,335)	(36,436)

Other Income and Expenses
Other Income	15,829
Interest Expense	(2,100)	(2,100)
Loss from Inventory Impairment	0
Income tax provision	0	0

NET LOSS	(17,606)	(38,536)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	99,000,000	99,000,000

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE QUARTER ENDED March 31, 2026
(Unaudited)

For the Three Months Ended March 31, 2026
			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2025	9,900,000	9,900	1,302,504	0	(1,656,117)	(343,713)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(17,606)	(17,606)
Balance - March 31, 2026	9,900,000	9,900	1,302,504	0	(1,673,722)	(361,319)

For the Three Months Ended on March 31, 2025 (As Restated)
			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - January 1, 2025	99,000,000	9,900	1,302,504	0	(1,359,645)	(47,241)

Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(38,536)	(38,536)
Balance - March 31, 2025	99,000,000	9,900	1,302,504	0	(1,398,181)	(85,778)

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended on March 31
	2026	2025
		As Restated
Cash Flows from Operating Activities:
Net Loss	(17,606)	(38,536)
Non-cash interest expense	2,100	2,100
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Change in Accounts Receivable
Change in inventory deposit
Change in inventory	174,745
Change in Allowance for Inventory Obsolescence	(174,745)
Change in right of use asset
Change in Prepaid OCTQB Fee	4,005
Changed in operating liabilities
Change in Accounts Payable
Change in Unearned Sales Revenue	(1,860)
Change in Unearned Service Revenue
Change in Accrued Legal Fee		4,160
Change in Lease liability
Net Cash used in Operating Activities	(13,361)	(32,276)

Cash flows from Financing Activities:
Proceeds from long-term loan
Discount on Long-term loan
Proceeds from issuance of common stock
Additional paid-capital
Stock subscription receivable
Net Cash provided by Financing Activities	0	0

Net change in cash	(13,361)	(32,276)
Cash at beginning of period	26,775	49,404
Cash at end of period	13,414	17,127

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 7316 Capilano Dr. Solon, Ohio 44139. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained an accumulated net loss of $1,673,722 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

The results for the three months ended March 31, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2026 and for the related periods presented.

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

NOTE 4 - INVENTORY IMPAIRMENT AND WRITE-DOWN

Based on management’s evaluation, inventories totaling $174,745 expired in January 2026. In accordance with regulatory and commercial compliance standards regarding expired health supplements, this inventory no longer possessed recoverable commercial value. Therefore, a loss on inventory impairment and an allowance for inventory obsolescence were recorded as of December 31, 2025. On February 8, 2026, the Board of Directors authorized the full impairment and write-down of inventory.

NOTE 5 - RELATED PARTY TRANSACTIONS

On June 7, 2021, the Company purchased inventory of $103,125 from Australian Trefoil Heath Technology, which is owned by Li, Yang, the Treasurer of the Company. The treasurer also owns 1,000,000 shares of the Company. This transaction is a related party transaction. On December 21, 2022, the Company borrowed a long-term loan from Shuang Liu, the Chief Executive Officer of the Company. On March 16, 2023, the Company borrowed a long-term loan from Shuang Liu. On July 17, 2023, the Company borrowed a long-term loan from Shuang Liu. On November 1 and November 14, 2023, the Company borrowed a long-term loan from Shuang Liu. The amount of loans from the related party was totaled $95,599 as of March 31, 2026.

During 2025, the Company entered into a technical development and business cooperation arrangement with Trefoil (Hong Kong) Life Science Research Center. The Company received $100,000 in connection with this agreement. This constitutes a related-party transaction, as the Chief Executive Officer of the Company, Shuang Liu, concurrently serves as the Chief Executive Officer of Trefoil.

NOTE 6 - UNEARNED SALES REVENUE AND BREAKAGE

Unearned sales revenue represents advance payments received from customers for goods or services yet to be delivered. The Company recognizes revenue as these performance obligations are satisfied.

In instances where a customer abandons a transaction or forfeits a non-refundable deposit, the Company considers this to be “breakage.” The Company derecognizes the unearned revenue liability and recognizes it as Other Income. When the likelihood of the customer exercising their remaining rights becomes remote based on the Company's historical experience and stated policies. As of March 31, 2026, the Company recognized $1,860 in Other Income related to abandoned sales contracts.

NOTE 7 - OTHER INCOME

During the fiscal year ended March 31, 2026, the Company recognized $13,969 in Other Income resulting from a legal settlement regarding prior professional auditing services rendered to the Company.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of March 31, 2026 to the Company’s effective tax rate is as follows:

	March 31, 2026	December 31, 2025
Income tax benefit at statutory rate	$(3,697)	(61,570)
Change in valuation allowance	3,697	61,570
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2026 is as follows:

	March 31, 2026	December 31, 2025
Net operating loss carry forward	$351,482	347,785
Valuation allowance	(351,482)	(347,785)
Net deferred tax assets	—	—

The Company has approximately $1,673,722 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2043. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - STOCKHOLDERS’ EQUITY

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

As of March 31, 2026, the Company had a total of 99,000,000 shares issued and outstanding.

NOTE 10 - CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT

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

	March 31,
	2025	2025	Amount of
	Originally Reported	Restated	Change
Accrued Legal Fee	0	4,160	(4,160)
TOTAL LIABILITIES
Accumulated Deficit	(1,394,021)	(1,398,181)	4,160
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(81,618)	(85,778)	4,160
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	191,915	191,915	0

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2025 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56275; the “Form 10-K”), as filed with the Securities and Exchange Commission on June 30, 2026. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

At March 31, 2026, we have an outstanding related-party loan of $95,588.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $0 and $0, respectively, during the three-month periods ended March 31, 2026 and 2025. Accordingly, our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2025, from its cash of $13,414 as of March 31, 2026. As of March 31, 2026, we had a working capital balance of $361,319).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026, as compared to Three Months Ended March 31, 2025:

We recorded sales revenues of $0 and $0, respectively, during the three ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, general and administrative expenses were $31,335 and $36,436 respectively.

We recorded net losses of $17,606 and $38,536, respectively, during the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

At March 31, 2026, we had a cash balance of $13,414, and total current liabilities of $100,000, consisting of unearned revenue. Our working capital balance at March 31, 2026, was $(361,319). We have sufficient cash on hand to fund our ongoing operational expenses through December 31, 2025.

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

At March 31, 2026, our total assets were $18,754, consisting of cash of $13,414, and a pre-paid fee to the OTC Markest Group, Inc. of $5,340.

At March 31, 2026, our total liabilities were $380,073 and stockholders’ equity was $(361,319).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $(13,364) and $(32,276) for the three months ended March 31, 2026 and 2025, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $0 and $0, for the three months ended March 31, 2026 and 2025, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2026.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

GOLDENWELL BIOTECH, INC.

Date: June 30, 2026	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: June 30, 2026	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

