Form 10-Q
period 2026-06-30
GOLDENWELL BIOTECH, INC.
filed 2026-08-14
CIK 1800373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 99,000,000 shares of common stock, $0.001 par value per share, outstanding.

GOLDENWELL BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDENWELL BIOTECH INC

BALANCE SHEET

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	11,143	26,775
Accounts Receivable
Inventory (related party transaction)	0	174,745
Less Allowance for Inventory Obsolescence		(174,745)
Prepaid OTCQB Fee	17,835	9,345
NONCURRENT ASSETS
Right of Use Assets	0	0
TOTAL ASSETS	28,978	36,120

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	0	0
Lease Liability	0	0
Unearned Sales Revenue	0	1,860
Unearned Service Revenue	100,000	100,000
Accrued Legal Fee	0
Total Current Liabilities	100,000	101,860
NONCURRENT LIABILITIES
Due from the related party	140,588	95,588
Long-term liabilities	189,250	189,250
Less Discount on Long-term Liabilities	(2,665)	(6,865)
TOTAL LIABILITIES	427,173	379,833

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 99,000,000 issued and outstanding at December 31, 2025 99,000,000 issued and outstanding at June 30, 2026	9,900	9,900
Additional paid-in capital	1,302,504	1,302,504
Retained earnings	(1,710,598)	(1,656,117)
Total stockholders' equity	(398,195)	(343,713)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	28,978	36,120

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended on		Six Months Ended on
	30-Jun-26	30-Jun-25	30-Jun-26	30-Jun-25
		As Restated		As Restated

REVENUE
Sales	0	0		0
Service Revenue	0
COST OF REVENUES	0	0		0

GROSS PROFIT	0	0		0

OPERATING EXPENSES
General and administrative	(34,776)	(28,200)	(66,111)	(64,636)

Total operating expenses	(34,776)	(28,200)	(66,111)	(64,636)

Operation Income	(34,776)	(28,200)	(66,111)	(64,636)

Other Income and Expenses
Other Income			15,829
Interest Expense	(2,100)	(2,100)	(4,200)	(4,200)
Loss from Inventory Impairment
Income tax provision	0	0	0	0

NET LOSS	(36,876)	(30,300)	(54,482)	(68,836)

Earning per share - basic and diluted

Weighted average number of shares outstanding - basic and diluted	99,000,000	99,000,000	99,000,000	99,000,000

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE QUARTER ENDED June 30, 2026

(Unaudited)

For the Six Months Ended June 30, 2026

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2025	99,000,000	9,900	1,302,504	0	(1,656,117)	(343,713)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(17,606)	(17,606)
Balance - March 31, 2026	99,000,000	9,900	1,302,504	0	(1,673,722)	(361,319)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(36,876)	(36,876)
Balance - June 30, 2026	99,000,000	9,900	1,302,504	0	(1,710,598)	(398,195)

For the Six Months Ended on June 30, 2025 (As Restated)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - January 1, 2025	99,000,000	9,900	1,302,504	0	(1,359,645)	(47,241)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(38,536)	(38,536)
Balance - March 31, 2025	99,000,000	9,900	1,302,504	0	(1,398,181)	(85,778)
Cash receipt from stock subscription receivable				-
Shares issued for cash $0.001 stock price
Shares issued for cash $0.01 stock price
Net loss for the period					(30,300)	(30,300)
Balance - June 30, 2025	99,000,000	9,900	1,302,504	0	(1,428,481)	(116,079)

GOLDENWELL BIOTECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the Six Months Ended on June 30
	2026	2025
		As Restated
Cash Flows from Operating Activities:
Net Loss	(54,482)	(68,836)
Non-cash interest expense	4,200	4,200
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets
Change in Accounts Receivable
Change in inventory deposit
Change in inventory	174,745
Change in Allowance for Inventory Obsoletence	(174,745)
Change in right of use asset
Change in Prepaid OCTQB Fee	(8,490)	(16,020)
Changed in operating liabilities
Change in Accounts Payable
Change in Unearned Sales Revenue	(1,860)
Change in Unearned Service Revenue		100,000
Change in Accrued Legal Fee		7,760
Change in Lease liability
Net Cash used in Operating Activities	(60,632)	27,104

Cash flows from Financing Activities:
Proceeds from the due from the related party	45,000
Proceeds from long-term loan
Discount on Long-term loan
Proceeds from issuance of common stock
Additional paid-capital
Stock subscription receivable
Net Cash provided by Financing Activities	45,000	0

Net change in cash	(15,632)	27,104
Cash at beginning of period	26,775	49,404
Cash at end of period	11,143	76,507

The accompanying notes are an integral part of these financial statements.

GOLDENWELL BIOTECH INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GOLDENWELL BIOTECH INC. (the “Company”) was incorporated in the State of Nevada on August 20, 2019. The company address is 7316 Capilano Dr. Solon, Ohio 44139. The Company is in the development stage whose purpose is R&D, production and sales health cares and supplements products.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained an accumulated net loss of $1,710,598 since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

The results for the three months ended June 30, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2026 and for the related periods presented.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2026, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 4 – INVENTORY IMPAIRMENT AND WRITE-DOWN

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company borrowed the long-term loans from Shuang Liu, the Chief Executive Officer of the Company. The accumulated amount the Company borrowed from Shuang Liu totaled $95,588 during 2022 and 2023. During the three months ended June 30, 2026, the Company borrowed an additional $15,000 on April 20, 2026, and $30,000 on June 30, 2026.The amount of loans from the related party totaled $140,588 as of June 30, 2026.

In February 2025, the Company entered into a one-year technical development and business cooperation arrangement with Trefoil (Hong Kong) Life Science Research Center. This constitutes a related-party transaction, as the Chief Executive Officer of the Company, Shuang Liu, concurrently serves as the Chief Executive Officer of Trefoil. As of June 30, 2026, the unearned service revenue related to this agreement was $100,000.

NOTE 6 – UNEARNED SALES REVENUE AND BREAKAGE

Unearned sales revenue represents advance payments received from customers for goods or services yet to be delivered. The Company recognizes revenue as these performance obligations are satisfied.

In instances where a customer abandons a transaction or forfeits a non-refundable deposit, the Company considers this to be “breakage.” The Company derecognizes the unearned revenue liability and recognizes it as Other Income. When the likelihood of the customer exercising their remaining rights becomes remote based on the Company’s historical experience and stated policies. For the three months ended June 30, 2026, the Company recognized $0 in Other Income related to abandoned sales contracts. For the six months ended June 30, 2026, the Company recognized $1,860 in Other Income related to abandoned sales contracts.

NOTE 7 – OTHER INCOME

For the six months ended June 30, 2026, the Company recognized $13,969 in Other Income resulting from a legal settlement on March 10, 2026 regarding prior professional auditing services rendered to the Company.

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% as of June 30, 2026 to the Company’s effective tax rate is as follows:

	June 30, 2026	December 31, 2025
Income tax benefit at statutory rate	$(7,744)	(61,570)
Change in valuation allowance	7,744	61,570
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2026 is as follows:

	June 30, 2026	December 31, 2025
Net operating loss carry forward	$359,226	347,785
Valuation allowance	(359,226)	(347,785)
Net deferred tax assets	—	—

The Company has approximately $1,710,598 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2043. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2026, the Company had a total of 99,000,000 shares issued and outstanding.

NOTE 10 – CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT

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

	June 30,
	2025	2025	Amount of
	Originally Reported	Restated	Change
Service Revenue	37,500	0	37,500
Expenses:
OTCQB Fee	16,020	0	16,020
Legal Fee	0	3,600	(3,600)
NET LOSS	(5,220)	(30,300)	25,080

	June 30
	2025	2025	Amount of
	Originally Reported	Restated	Change
Prepaid OTCQB Annual Fee	0	16,020	(16,020)
TOTAL ASSETS	251,295	267,315	(16,020)

Unearned Service Revenue	62,500	100,000	(37,500)
Accrued Legal Fee	0	7,760	(7,760)
TOTAL LIABILITIES			0
Accumulated Deficit	(1,399,241)	(1,428,481)	29,240
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(86,839)	(116,079)	29,240
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	(251,295)	(267,315)	16,020

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Goldenwell Biotech, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2025 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56275; the “Form 10-K”), as filed with the Securities and Exchange Commission on July 1, 2026. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

At June 30, 2026, we have an outstanding related-party loan of $140,588.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $0 and $0, respectively, during the six-month periods ended June 30, 2026 and 2025. Accordingly, our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is to increase the sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2025, from its cash of $11,143 as of June 30, 2026. As of June 30, 2026, we had a working capital balance of $(398,195).

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2026, as compared to Three and Six Months Ended March 31, 2025:

We recorded sales revenues of $0 and $0, respectively, during the six months ended June 30, 2026 and 2025.

For the three months ended June 30, 2026 and 2025, general and administrative expenses were $34,776 and $28,200 (as restated) respectively.

For the six months ended June 30, 2026 and 2025, general and administrative expenses were $66,111 and $64,636 (as restated) respectively.

We recorded net losses of $38,876 and $30,300 (as restated), respectively, during the three months ended June 30, 2026 and 2025.

We recorded net losses of $54,482 and $68,836 (as restated), respectively, during the six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources

At June 30, 2026, we had a cash balance of $11,143, and total current liabilities of $100,000, consisting of unearned revenue. Our working capital balance at June 30, 2026, was $(398,195). We have sufficient cash on hand to fund our ongoing operational expenses through December 31, 2026.

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

At June 30, 2026, our total assets were $28,978, consisting of cash of $11,143, and a pre-paid fee to the OTC Markest Group, Inc. of $17,835.

At June 30, 2026, our total liabilities were $427,173 and stockholders’ equity was $(398,195).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $(60,632) and $27,104 (as restated) for the six months ended June 30, 2026 and 2025, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $45,000 and $0, for the six months ended June 30, 2026 and 2025, respectively. The $45,000 was an unsecured loan with no term from a related party.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the six months ended June 30, 2026.

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

Based on that evaluation, our Chief Executive Officer and our Secretary concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENWELL BIOTECH, INC.

Date: August 14, 2026	By:	/s/ Shuang Liu
	Name:	Shuang Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: August 14, 2026	By:	/s/ Hua Xie
	Name:	Hua Xie
	Title:	Secretary (principal financial officer and principal accounting officer)

